Form 10-K
period 2003-12-31
HANOVER EQUIPMENT TRUST 2001A
filed 2004-03-30
CIK 1163674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

Commission File No. 333-75814

Hanover Equipment Trust 2001A

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-6523441 (I.R.S. Employer Identification No.)

c/o Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware	19890
(Address of Principal Executive Offices)	(Zip Code)

(302) 651-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act: None

          Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

          As of June 30, 2003, no common equity securities of Hanover Equipment Trust 2001A (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          Documents Incorporated by Reference: NONE

          The Index to Exhibits begins on page 14.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001A (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:

•	competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by other companies;

•	the inability to meet the new or modified covenants of the new bank credit facility;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s or HCLP’s future ability to refinance existing or incurring additional indebtedness to fund Hanover’s and HCLP’s business;

•	increases in Hanover’s and HCLP’s senior indebtedness, and increases in any indebtedness and other liabilities of Hanover’s and HCLP’s respective subsidiaries, which in each such case are senior to the obligations of Hanover and HCLP under the guarantees;

•	adverse changes in Hanover’s credit rating;

•	legislative changes in the various countries in which Hanover and/or HCLP do business;

•	the current or future value of the equipment may be less than the appraised value, and the proceeds realized upon the exercise of remedies may not be sufficient to satisfy in full amounts owing on the notes;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover’s or HCLP’s inability to generate sufficient cash, access capital markets or to incur indebtedness to fund their business;

•	Losses incurred by Hanover and HCLP due to inherent risks associated with their operations, including equipment defects, malfunctions and failures and natural disasters;

•	War, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	Hanover’s and/or HCLP’s inability to execute their exit and sale strategy with respect to assets classified on their balance sheet as discontinued operations and held for sale;

•	Hanover’s and/or HCLP’s inability to properly implement new enterprise resource planning systems used for integration of their accounting, operations and information systems;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization; and

•	Changes in federal bankruptcy or tax law, comparable state laws or accounting principles.

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

ITEM 1. Business

          Hanover Equipment Trust 2001A (the “Trust”) is a Delaware special purpose business trust which was formed in August 2001. The Trust was formed solely to: (i) issue the 8.5% senior secured notes due 2008 (the “Notes”), (ii) execute, deliver and perform the operating agreements to which it is a party, and (iii) use the proceeds of the Notes and the related equity certificates to purchase approximately $309 million of natural gas compression equipment from Hanover Compression Limited Partnership (“HCLP”) and certain of its subsidiaries. The equity funding, issuance of the Notes and equipment purchase occurred on August 30, 2001. The Trust leased its natural gas compression equipment back to HCLP under a seven-year operating lease (the “Lease”). In addition to rental payments, HCLP is obligated to pay supplemental rent, costs, taxes, indemnities, and other amounts owing under the Lease. In addition, HCLP is obligated to pay the underwriting, legal, accounting and other costs of the transactions for the Trust. General Electric Capital Corporation (“GE Capital”) holds the Trust’s equity certificate. The equity certificate represents a common undivided beneficial interest in the assets of the Trust with an aggregate liquidation amount equal to at least 3% of the total capital of the Trust. Because it is the sole equity certificate holder of the Trust, GE Capital is the owner of the Trust. However, GE Capital has no obligation to pay the principal or interest on the Notes. Although Hanover and its affiliates have had arms-length business dealings with GE Capital and its affiliates in the past and may do so in the future, none of these transactions have resulted in and are not expected to result in any material conflict of interest between GE Capital and the Trust.

          Under the Lease, the Trust receives lease payments that are sufficient in amount to pay interest on the Notes, and to provide a yield to the equity certificate holder. On or after September 1, 2005, HCLP has an option to purchase the leased equipment from the Trust for an amount sufficient to repay the Notes in full. If HCLP does not exercise its option to purchase all the leased equipment, HCLP is required to use its best efforts to sell the equipment on the Trust’s behalf. In such event, at the end of the lease term, HCLP is required to make a final rent payment equal to approximately $232 million, plus the proceeds from the sale of the leased equipment. All of these amounts will be applied to repay the Notes. If the final rent payment and the proceeds from the sale of the leased equipment are insufficient to pay the Notes in full, HCLP will be liable for an assessment of additional rent with respect to actual excess wear and tear of the leased equipment, as determined by an independent appraisal procedure. If the sale option is exercised, the final rent payment, sale proceeds and the assessment of additional rent may not be sufficient for the Trust to repay the Notes in full. To the extent the final rent payment and the proceeds from the sale of leased equipment exceed the amounts required to pay the Notes, the excess will be used first to repay contributed capital to the equity certificate holder and the balance, if any, will thereafter be returned to HCLP. Hanover has guaranteed HCLP’s obligations under the Lease.

          The Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is no event of default under the Lease and HCLP does not purchase the leased equipment, neither Hanover nor HCLP has any obligation to pay the other 22.67% of the aggregate principal balance of Notes outstanding, and the holders of Notes will be dependent upon the final rent payment, the proceeds of the sale of leased equipment and the assessment of additional rent, if any, to repay the outstanding principal balance of the Notes in full. The value of the leased equipment may decline prior to the end of the lease term due to market and economic conditions, the supply of similar types of equipment, the availability of buyers and the condition of the leased equipment, among other factors. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes.

          In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its 8.5% senior secured notes due 2008 (the “new notes”) for all of its outstanding 8.5% senior secured notes due 2008 (the “old notes”). The exchange offer provided that holders of the old notes would receive $1,000 principal amount of new notes for each $1,000 principal amount of old notes exchanged. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. In March 2003, the exchange offer was completed and all of the old notes were exchanged for new notes. Because the dates of these financial statements relate to periods prior to and after the exchange, when we refer to the “Notes” in the notes to financial statements, we are referring collectively to the old notes and the new notes, unless otherwise indicated.

          The Trust conducts its business pursuant to the terms of its trust agreement. The Trust exists for the exclusive purposes of:

•	issuing the old notes and the new notes;

•	issuing the equity certificates to the equity certificate holder;

•	investing the gross proceeds of the old notes and the equity certificates in the leased equipment;

•	entering into the Lease, a participation agreement and other ancillary agreements relating to the financing of the leased equipment (collectively, the “Operative Agreements”);

•	distributing payments received under the Lease to the holders of the old notes or the new notes, as the case may be, and the equity certificates; and

•	engaging in only those other activities necessary or incidental to such purposes.

          Pursuant to the trust agreement, the equity certificate holder authorized the trustee of the Trust to execute and deliver each of the Operative Agreements to which the Trust is a party and to take such other actions as required by each of such Operative Agreements. The Trust holds all legal right and title in and to the leased equipment, the equity certificate holder contributions, the proceeds of the old notes, the Operative Agreements and any other property or payment of any kind (collectively, the “Trust Estate”) for the use and benefit of the equity certificate holder.

          The Trust does not have officers or directors. The trustee of the Trust has a duty to protect and conserve the Trust Estate for the use and benefit of the equity certificate holder, subject to the provisions of the Operative Agreements. Subject to the terms of the trust agreement, the Operative Agreements and applicable law, the trustee of the Trust acts on behalf of the Trust solely as authorized and directed by the equity certificate holder. The trustee may not otherwise manage or control the Trust Estate. The trustee is indemnified by the equity certificate holder for any liabilities or expenses that may be imposed on it arising out of or relating to the Trust Estate, the administration of the Trust Estate, the Operative Agreements or the leased equipment. The equity certificate holder has the right to appoint, remove or replace the trustee. Amendments to the trust agreement must be approved in writing by a party (including, if applicable, the indenture trustee) who would be adversely affected thereby. The trust agreement and the Trust will terminate and the Trust Estate will be distributed, subject to the provisions of the Operative Agreements, to the equity certificate holder upon the sale of all property constituting the Trust Estate or after thirty years. In addition, at any time after six months from the date on which the Lease is no longer in effect, the trustee of the Trust may terminate the trust agreement and the Trust at its option and convey the Trust Estate to the equity certificate holder.

Financing

          To fund the purchase of the leased equipment from HCLP, the Trust issued $300 million aggregate principal amount of Notes and raised $9.3 million in equity from the Trust’s equity certificate holder. Interest accrues on the Notes at the rate of 8.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year. The Notes mature on September 1, 2008. Return on the equity certificate accrues at the Eurodollar rate or the prime rate, plus a spread in each case of 7.95% per year, payable quarterly on March 1, June 1, September 1 and December 1 of each year.

          A schedule reflecting the dates and amounts payable on the Notes and the equity certificate is set forth below. All amounts under the Notes are payable to Wilmington Trust Company, the indenture trustee. All amounts under the equity certificate are payable to the equity certificate holder.

Obligation	Amount Due	Date Due
8.50% Senior Secured Notes due 2008	$12,750,000	Each March 1 and September 1 to maturity

Equity Certificate	Accrued return on approximately $9.3 million, based on the floating certificate holder yield rate of the Eurodollar rate or the prime rate, plus a spread in each case of 7.95% (1)	March 1, June 1, September 1 and December 1 to maturity

(1) As of December 31, 2003, based upon the certificate holder yield rate of 9.1%, the Trust would make payments to the equity certificate holder of approximately $212,000 per quarter.

Industry

Natural Gas Compression Overview

          Typically, compression is required at several intervals of the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage and throughout the transportation systems.

          Over the life of an oil or gas well, natural reservoir pressure and deliverability typically decline as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer flows naturally into the pipeline. It is at this time that compression equipment is applied to economically boost the well’s production levels and allow gas to be brought to market.

          In addition to such wellhead and gas field gathering activities, natural gas compressors are used in a number of other applications, most of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are used to re-inject associated gas to lift liquid hydrocarbons and thereby increase the rate of crude oil production from oil and gas wells. Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, compressors are often used in combination with oil and gas production equipment to process and refine oil and gas into higher value added and more marketable energy sources, as well as used in connection with compressed natural gas vehicle fueling facilities providing an alternative to gasoline.

          Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or change their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel are necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent natural gas producers and have caused producers, as well as natural gas transporters and processors, to increasingly outsource their non-core compression activities to specialists such as HCLP.

          The advent of rental and contract compression roughly 40 years ago made it possible for natural gas producers, transporters and processors to improve the efficiency and financial performance of their operations. HCLP believes compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas producer to better match variable compression requirements to the production needs throughout the life of the well. Also, certain major domestic oil companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain domestic energy reserves to independent energy producers and are outsourcing facets of their operations. HCLP believes that such initiatives are likely to contribute to increased rentals of compression equipment.

          Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a “skid.” A fabricator typically purchases the various compressor components from third-party manufacturers, but employs its own engineers and design and labor force.

          In order to meet customers’ needs, gas compressor fabricators typically offer a variety of services to their customers, including:

•	engineering, fabrication and assembly of the compressor unit;

•	installation and testing of the unit;

•	ongoing performance review to assess the need for a change in compression; and

•	periodic maintenance and replacement parts supply.

Our Equipment

The Trust’s compression equipment includes approximately 644 units representing approximately 624,000 of horsepower.

Customers

In the fiscal year ended December 31, 2003, our single customer, HCLP, accounted for 100% of our total rental revenues. HCLP’s customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines.

Environmental and Other Regulations

Under the Lease, HCLP indemnifies the Trust for all losses or liabilities it may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits. The Trust has no environmental losses or liabilities as of March 2004.

Employees and Labor Relations

As of December 31, 2003, the Trust had no employees, officers or directors.

ITEM 2. Properties

NONE

ITEM 3. Legal Proceedings

From time to time, the Trust may be involved in litigation relating to claims arising out of its operations or in the normal course of business. The Trust is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5. Market for Registrants’ Common Equity and Related Stockholder Matters

          There is currently no established market for the equity certificates. Hanover Equipment Trust 2001A is a trust with one equity certificate holder. We pay a return to our equity certificate holder each quarter as described under “Business.”

          In February 2003, the Trust filed a registration statement on Form S-4 offering to exchange its registered 8.50% senior secured notes due 2008 for all of its outstanding 8.50% senior secured notes due 2008. The exchange offer provides that holders of the old notes will receive $1,000 principal amount of applicable new notes for each $1,000 principal amount of old notes exchanged. The terms of the new notes are identical to the terms of the applicable old notes except that the new notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. In March 2003, the exchange offer was completed.

ITEM 6. Selected financial Data

SELECTED HISTORICAL FINANCIAL DATA OF HANOVER EQUIPMENT TRUST 2001A

          In the table below, we have provided you with selected historical financial data for the Trust. The historical financial data was derived from the Trust’s audited financial statements as of and for the years ended December 31, 2003 and 2002 and as of December 31, 2001 and for the period from August 2, 2001 (inception) to December 31, 2001. The Trust was organized under the laws of the State of Delaware and commenced business on August 2, 2001 solely for the purpose of (1) issuing the old notes and the new notes, (2) executing, delivering and performing the Operative Agreements to which it is a party and (3) using the proceeds from the issuance of the old notes and the other financing transactions to purchase the leased equipment.

          The information in this section should be read along with the Trust’s financial statements, accompanying notes and other financial information included elsewhere in this report (in thousands).

			For the Period From
			August 2, 2001
			(Inception)
	Year Ended December 31,		to December 31,
	2003	2002	2001
Rental revenue	$27,064	$30,095	$9,279
Interest expense on rental equipment	26,027	28,265	8,571

Excess rental revenue over interest expense on rental equipment	1,037	1,830	708
Operating expense	173	917	373

Net income	$864	$913	$335

Balance Sheet Data (End of Period):
Rental equipment	$309,300	$309,300	$309,300
Total assets	317,915	319,386	318,507
8.50% senior secured notes due 2008	300,000	300,000	300,000
Certificate holder’s equity	9,300	9,300	9,300

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The Trust was formed in August 2001 for the purpose of purchasing natural gas compression equipment and leasing that equipment to HCLP under an the Lease. The Trust funded the equipment purchase through the issuance of its 8.50% senior secured notes due 2008 and an equity investment from the equity certificate holder.

          In August 2001, the Trust purchased approximately $309 million of gas compression equipment to be leased to HCLP in connection with the Lease. The purchase was financed by the issuance of $300 million of 8.50% senior secured notes and raised $9.3 million in equity investment from the Trust’s equity certificate holder.

          In February 2003, the Trust filed a registration statement on Form S-4 offering to exchange its registered new notes for all of its outstanding old notes. The exchange offer provided that holders of the old notes would receive $1,000 principal amount of new notes for each $1,000 principal amount of old notes exchanged. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. The exchange offer was completed in March 2003.

Critical Accounting Policies and Estimates

          The financial statements of the Trust are significantly affected by its basis of accounting and estimates related to its equipment that are summarized below.

Revenue Recognition

          Revenue from compression equipment rentals is recorded when earned over the period of the seven-year operating lease that began on August 30, 2001. Rental revenues are based on the current rental rates and estimated supplemental rent payable by HCLP under the Lease. (See Note 4 to the Financial Statements).

Concentrations of Credit Risk

          Financial instruments that potentially subject the Trust to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Trust’s management believes that the credit risk in temporary cash investments that it has with financial institutions is minimal. Trade accounts receivable are due from HCLP and are due on a short-term basis. The Trust does not obtain collateral for receivables. The recorded assets, obligations and operations of the Trust could be adversely affected if the Trust’s relationship with and/or the financial position of Hanover and/or HCLP is adversely affected.

Rental Equipment

          Rental equipment consists of domestic gas compression equipment and is recorded at cost. Due to the terms of the Lease (see Note 4 to the Financial Statements) and the expected residual value of the equipment at the end of the Lease, the management of the Trust believes that the Trust will recover the original cost of the equipment at the end of the Lease. As such, the Trust is not depreciating the rental equipment. If this estimate were to change, the Trust would be required to record depreciation expense.

Long-Lived Assets

          The Trust reviews for the impairment of long-lived assets, including rental equipment and the Trust’s interest in the residual value of the equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair market value. Adverse changes in market conditions could result in the inability to recover the carrying value of the Trust’s equipment, thereby possibly requiring an impairment charge in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues

          The Trust’s rental revenues decreased by $3,031,000, or approximately 10%, to $27,064,000 during the year ended December 31, 2003 from $30,095,000 during the year ended December 31, 2002. The decrease resulted primarily from a decrease in additional rents received from HCLP to reimburse the Trust for penalty interest and a decrease in rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease.

          The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The interest rate on the Notes is fixed at 8.50% and the amount of interest accrued was $25,500,000 for the year ended December 31, 2003 and for the year ended December 31, 2002. The yield to the equity certificate holder was $864,000 for the year ended December 31, 2003 and $913,000 for the year ended December 31, 2002. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (9.1% as of December 31, 2003 and 9.3% as of December 31, 2002). The certificate holder yield rate is calculated using the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 7.95% per year.

          In February 2003, the Trust completed a registered offering to exchange its registered 8.50% senior secured notes for all of its outstanding old notes. Because the exchange offer was not completed timely, the Trust received additional rent as reimbursement of penalty interest for the period January 28, 2002 through March 13, 2003. This rent was $527,000 for the year ended December 31, 2003 and $2,765,000 for the year ended December 31, 2002. On March 13, 2003, the exchange offer was completed and HCLP’s obligation to pay this penalty interest ended.

          In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses and for the costs of the securities registration. These additional rents amounted to $173,000 for the year ended December 31, 2003 and $917,000 for the year ended December 31, 2002.

Expenses

          Interest expense decreased by $2,238,000, or approximately 8%, to $26,027,000 during the year ended December 31, 2003 from $28,265,000 during the year ended December 31, 2002. The decrease resulted from the decrease in penalty interest during the year ended December 31,2003, due to the completion of the exchange offer relating to the Notes on March 13, 2003.

          Operating expenses decreased by $744,000, or approximately 81%, to $173,000 during the year ended December 31, 2003 from $917,000 during the year ended December 31, 2002. The decrease resulted from reduced exchange offering expenses as a result of the completion of the exchange offer relating to the Notes on March 13, 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE PERIOD FROM AUGUST 2, 2001 (INCEPTION) TO DECEMBER 31, 2001

Revenues

          Total revenue increased by $20,816,000 during the year ended December 31, 2002 to $30,095,000 from $9,279,000 for 2001. The increase resulted primarily because in 2002, the equipment lease was in effect for the entire year as compared to only four months in 2001. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The interest rate on the Notes is fixed at 8.50% and amounted to $25,500,000 in 2002 as compared to $8,571,000 in 2001; and, the yield to the equity certificate holder was $913,000 in 2002 as compared to $335,000 in 2001. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (9.3% as of December 31,2002).

          In February 2002, the Trust filed a registration statement offering to exchange its registered 8.50% senior secured notes for all of its outstanding old notes. Because the exchange offer was not completed, the Trust received additional rent in the amount of $2,765,000 in 2002 and was required to pay this amount as additional interest to the holders of the Notes.

          In addition, the Trust received rents to reimburse it, as required under the Lease, for its operating expenses and for the costs of the securities registration. These additional rents amounted to $917,000 in 2002 and $373,000 in 2001.

Expenses

          Interest expense increased by $19,694,000 to $28,265,000 during the year ended December 31, 2002 from $8,571,000 during the period ended December 31, 2001. The increase resulted primarily because in 2002, the equipment lease was in effect for the entire year as compared to only four months in 2001.

          Operating expenses increased by $544,000, or approximately 146%, to $917,000 during the year ended December 31, 2002 from $373,000 during the period ended December 31, 2001. The increase resulted from expenses incurred in connection with the exchange offering.

LIQUIDITY AND CAPITAL RESOURCES

          Under the triple net lease terms on the leased equipment, all of the costs of maintaining and financing the leased equipment are borne by HCLP, as the lessee. The Trust believes that it has adequate capital resources for the nature of its business and that the funds provided by operations will be sufficient to satisfy its obligations. Because the Trust is limiting activities to the ownership, financing and leasing of equipment under the Lease, the Trust does not believe it will have any need to obtain additional debt or equity financing for its current operations.

          The Trust’s cash and cash equivalents balance at December 31, 2003 and 2002 was $0. Operating activities for the year ended December 31, 2003 provided $1,094,000 of cash, which was used for the payment of the yield due on the equity certificates.

          The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $318 million and $291 million at December 31, 2003 and 2002, respectively.

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

Redemption Price
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

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for the Trust. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. In addition, the deferral allowed companies to elect to adopt early the provisions of FIN 46 for some but not all of the variable interest they hold. The Trust does not believe the adoption of FIN 46 will have a material effect on its financial statements.

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

          In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. The Trust has adopted the provisions of SFAS 150, which did not have a material effect on its financial statements.

Seasonal Fluctuations

          The Trust’s results of operations have not reflected any material seasonal tendencies since inception.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable

ITEM 8. Financial Statements and Supplementary Data

          The financial statements and supplementary data specified by this Item are presented in Item 15 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     NONE

ITEM 9A. Controls and Procedures

          The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the fiscal year ended December 31, 2003. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. In connection with the evaluation, no changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of Hanover Equipment Trust 2001A

          Hanover Equipment Trust 2001A is a Delaware special purpose business trust formed in August 2001 and is governed by the terms of its Trust Agreement and managed by its Trustee, Wilmington Trust Company. A such, there are no directors or executive officers of the Trust.

ITEM 11. Executive Compensation

          Hanover Equipment Trust 2001A is a business trust, has no employees and is managed by its Trustee, Wilmington Trust Company. The Trustee receives an annual fee of $25,000 for its services as such.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

          The sole equity certificate holder of Hanover Equipment Trust 2001A is General Electric Capital Corporation (“GE Capital”).

          The Trust does not maintain any equity-based compensation plans.

ITEM 13. Certain Relationships and Related Transactions

     NONE

ITEM 14. Principal Accountant Fees and Services

          The aggregate fees PricewaterhouseCoopers LLP billed for professional services in 2003 and 2002 were:

Type of Fees	2003	2002
	(dollars in thousands)
Audit Fees	$25	$25
Audit-Related Services	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$25	$25

          Audit Fees are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the Trust’s financial statements included in the Trust’s Annual Report on Form 10-K and review of the Trust’s financial statements included in Quarterly Reports on Form 10-Q’s. The Trustee approved all services provided to the Trust by PricewaterhouseCoopers LLP. The Trustee has no pre-approval policy.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports of Form 8-K

     (a) The following documents are filed as part of this report:

                1. Financial Statements

•	Report of Independent Auditors	F-1
•	Balance Sheet	F-2
•	Statement of Operations	F-3
•	Statement of Cash Flows	F-4
•	Statement of Certificate Holder’s Equity	F-5
•	Notes to Financial Statements	F-6

                2. Financial Statement Schedules

                    All schedules have been omitted because they are not required under the relevant instructions.

                3. Exhibits:

Exhibit Numbers	Description
3.1	Certificate of Trust of Hanover Equipment Trust 2001A (incorporated by reference to Exhibit 3.1 to the Trust’s Form S-4, filed with the Commission on December 21, 2001).

3.2	Amended and Restated Trust Agreement of Hanover Equipment Trust 2001A, dated as of August 30, 2001, between General Electric Capital Corporation, as Certificate Holder, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 3.2 to Form S-4 filed with the Commission on December 21, 2001).

4.1	Indenture, dated as of August 30, 2001, between Hanover Equipment Trust 2001A, the Hanover Guarantors parties thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent, with respect to the 8.50% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.69 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.2	Exchange and Registration Rights Agreement with respect to the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment Trust 2001A, Hanover Compressor Company, certain Guarantors party thereto, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Salomon Smith Barney, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.3	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, as Lessee, Hanover Equipment Trust 2001A, as Lessor, General Electric Capital Corporation, as Certificate Holders, certain Guarantors party thereto, Wilmington Trust FSB, as Indenture Trustee, Collateral Agent under the Indenture, and in its individual capacity, only to the extent expressly set forth therein, and Wilmington Trust Company, in its individual capacity, only to the extent expressly set forth therein (incorporated by reference to Exhibit 10.66 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.4	Annex A to Participation Agreement and other Operative Agreements, containing certain Rules of Usage and Definitions (incorporated by reference to Exhibit 4.4 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A, as Lessor, and Hanover Compression Limited Partnership, as Lessee (incorporated by reference to Exhibit 10.64 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

Exhibit Numbers	Description
4.6	Guarantee, dated as of August 31, 2001, made by Hanover Compression Limited Partnership, Hanover Compressor Company, certain Guarantors party thereto, and certain Beneficiaries party thereto (incorporated by reference to Exhibit 10.65 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.7	Security Agreement, dated as of August 31, 2001, made by Hanover Equipment Trust 2001A in favor of Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.67 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.8	Assignment of Lease, Rents and Guarantee, dated as of August 31, 2001, from Hanover Equipment Trust 2001A to Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.68 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002*

* Filed herewith.

     (b) Reports on Form 8-K: None

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORT FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

The Registrant has not sent to security holders any annual report covering the Registrant’s last fiscal year or any proxy statements, form of proxy or other proxy material with respect to any annual or special meeting of security holders.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004

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

Report of Independent Auditors

To Management and the Equity Certificate Holder of
Hanover Equipment Trust 2001A:

          In our opinion, the financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Hanover Equipment Trust 2001A at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from August 2, 2001 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 26, 2004

HANOVER EQUIPMENT TRUST 2001A

BALANCE SHEET
(in thousands)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	8,615	10,086

Total current assets	8,615	10,086
Rental equipment	309,300	309,300

Total assets	$317,915	$319,386

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$42	$230
Interest payable	8,500	9,553
Equity certificate yield payable	73	303

Total current liabilities	8,615	10,086
Notes payable	300,000	300,000

Total liabilities	308,615	310,086

Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	9,300	9,300
Trust earnings	—	—

Certificate holder’s equity	9,300	9,300

Total liabilities and certificate holder’s equity	$317,915	$319,386

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A

STATEMENT OF OPERATIONS
(in thousands)

			For the Period From
			August 2, 2001
			(Inception)
	Year Ended December 31,		to December 31,
	2003	2002	2001
Rental revenue	$27,064	$30,095	$9,279
Interest expense on rental equipment	26,027	28,265	8,571

Excess rental revenue over interest expense on rental equipment	1,037	1,830	708
Operating expense	173	917	373

Net income	$864	$913	$335

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A

STATEMENT OF CASH FLOWS
(in thousands)

			For the Period From
			August 2, 2001
	Year Ended		(Inception)
	December 31, 2003		to December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$864	$913	$335
Changes in assets and liabilities
Accounts receivable—rents	1,471	(879)	(9,207)
Interest payable	(1,053)	982	8,571
Accrued liabilities	(188)	71	301

Net cash provided by operating activities	1,094	945	—

Cash flows from investing activities:
Purchase of rental equipment	—	—	(309,300)

Net cash used in investing activities	—	—	(309,300)

Cash flows from financing activities:
Issuance of senior secured notes	—	—	300,000
Issuance of equity certificates	—	—	9,300
Equity certificates yield paid	(1,094)	(945)	—

Net cash used in financing activities	(1,094)	(945)	309,300

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$27,080	$27,282	$—

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A

STATEMENT OF CERTIFICATE HOLDER’S EQUITY
(in thousands)

Equity certificates:
Balance at inception	$—
Issuance of equity certificates	9,300

Balance at December 31, 2002 and 2003	$9,300

Trust earnings:
Balance at inception	$—
Net income	335
Equity certificates yield	(335)

Balance at December 31, 2001	—
Net income	913
Equity certificates yield	(913)

Balance at December 31, 2002	—
Net income	864
Equity certificates yield	(864)

Balance at December 31, 2003	$—

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

          Hanover Equipment Trust 2001A (the “Registrant”, “Trust”, “we”, “us” or “our”) is a Delaware special purpose business trust which was formed in August 2001. The Trust was formed solely to: (i) issue the 8.5% senior secured notes due 2008 (the “Notes”) (see Note 2), (ii) execute, deliver and perform the operating agreements to which it is a party, and (iii) use the proceeds of the Notes and the related equity certificates to purchase approximately $309 million of natural gas compression equipment from Hanover Compression Limited Partnership (“HCLP”) and certain of its subsidiaries. The equity funding, issuance of the Notes and equipment purchase occurred on August 30, 2001. The Trust leased its natural gas compression equipment back to HCLP under a seven-year operating lease (the “Lease”). In addition to rental payments, HCLP is obligated to pay supplemental rent, costs, taxes, indemnities, and other amounts owing under the Lease. In addition, HCLP is obligated to pay the underwriting, legal, accounting and other costs of the transactions for the Trust. In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its 8.5% senior secured notes due 2008 (the “new notes”) for all of its outstanding 8.5% senior secured notes due 2008 (the “old notes”). The exchange offer provided that holders of the old notes would receive $1,000 principal amount of new notes for each $1,000 principal amount of old notes exchanged. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. In March 2003, the exchange offer was completed and all of the old notes were exchanged for new notes. Because the dates of these financial statements relate to periods prior to and after the exchange, when we refer to the “Notes” in these notes to financial statements, we are referring collectively to the old notes and the new notes, unless otherwise indicated.

Use of Estimates in the Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that its estimates are reasonable.

Cash and Cash Equivalents

          The Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

          Revenue from compression equipment rentals is recorded when earned over the period of the seven-year Lease that began on August 30, 2001. Rental revenues are based on the current rental rates and estimated supplemental rent payable by HCLP under the Lease (see Note 4).

Concentrations of Credit Risk

          Financial instruments that potentially subject the Trust to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Trust’s management believes that the credit risk in temporary cash investments that it has with financial institutions is minimal. Trade accounts receivable are due from HCLP, are due on a short-term basis and are guaranteed by Hanover Compressor Company. The Trust does not obtain collateral for receivables. The recorded assets, obligations and operations of the Trust could be adversely affected if the Trust’s relationship with and/or the financial position of HCLP is adversely affected.

Rental Equipment

          Rental equipment consists of domestic gas compression equipment and is recorded at cost. At the time of the initial sale of the old notes, an independent appraisal firm prepared an appraisal of the rental equipment as of August 16, 2001 and as of the end of the Lease term. Due to the terms of the Lease (see Note 4) and based solely on the above-described appraisal, management of the Trust believes that the Trust will recover the original cost of the equipment at the end of the Lease. As such, the Trust is not depreciating the rental equipment.

Long-Lived Assets

          The Trust reviews for the impairment of long-lived assets, including rental equipment and the Trust’s interest in the residual value of the equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair market value.

Income Taxes

          No provision has been made for federal or state income taxes because the parties will treat the Trust as a financing vehicle for income tax purposes. The Trust is not a business trust for tax purposes. To the extent the Trust is not considered a mere financing vehicle, then solely for income and franchise tax purposes, the Trust would be treated as a grantor trust. Each certificate holder will include in its gross income such certificate holder’s share of the Trust’s net income.

2. Notes Payable

          Notes payable at December 31, 2003 and 2002 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.5% due September 1, 2008, interest payable semi-annually on March 1 and September 1	$300,000

          The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $318 million and $291 million at December 31, 2003 and 2002, respectively.

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

Redemption price
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

          In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its 8.5% senior secured notes due 2008 for all of its outstanding old notes. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act and do not have any exchange or registration rights. Because the exchange offer was not completed within the specified time frame, the Trust received additional rent in the amount of approximately $58,000 per week and was required to pay this amount as additional interest to the holders of the Notes. The additional rental income and interest expense began accruing on January 28, 2002 and ended on March 13, 2003 when the exchange offer was completed. For the year ended December 31, 2003 and 2002, the Trust recognized approximately $527,000 and $2,765,000, respectively, in additional rental income and interest expense.

3. Equity Certificates

          The Trust raised approximately $9.3 million from equity certificates issued during the period from August 2, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. The equity certificate holder may receive a return of capital payments for its equity investment in the Trust, after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (9.1% and 9.3% as of December 31, 2003 and 2002, respectively) multiplied by the aggregate outstanding certificate holder contributions. As of December 31, 2003 and 2002, approximately $73,000 and $303,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment (see Note 4).

4. Lease Transaction

          The Trust’s equipment is rented to HCLP under a seven-year Lease with the basic rent payments equal to the interest payable on the Notes and the yield payable to the equity certificate holder. In addition, HCLP will also pay supplemental rent in respect of all amounts which HCLP is obligated to pay, other than basic rent, under the Lease and participation agreement, including, but not limited to, operating costs of the Trust such as audit fees, legal fees, general administrative fees, certain taxes and indemnities.

          The minimum rental payments to be received by the Trust under the Lease are estimated using interest rates and rental equipment balances applicable as of December 31, 2003, as follows (in thousands):

Period ending December 31:
2004	$26,348
2005	26,348
2006	26,348
2007	26,348
2008	17,565

$122,957

          Prior to the stated maturity, HCLP may be required to purchase or shall have the option to purchase the equipment and terminate the Lease under certain conditions and after making the required payments as detailed in the Lease. Twelve months prior to the end of the Lease term, HCLP may (a) elect to purchase all of the equipment on the maturity date of the Notes, for an amount sufficient to repay the Notes, equity certificates and any other amounts owed under the Lease in full or (b) begin selling the equipment on behalf of the Trust. Upon the expiration of the Lease term, if HCLP has elected to sell the equipment on behalf of the Trust, HCLP is required to pay the Trust a final rent payment (the “Final Rent Payment”) of approximately $232 million as determined by and subject to limitations and adjustments as detailed in the Lease. The proceeds from the sale of equipment together with the Final Rent Payment will be applied to repay all amounts payable under the Notes. Any remaining proceeds will first be used to repay the unrecovered amount of the equity certificates and any excess will then be returned to HCLP. If the sale proceeds from the equipment together with the Final Rent Payment are less than the amount necessary to repay the Notes, HCLP will be liable for an assessment of additional rent with respect to excess wear and tear of such equipment as determined by an independent appraisal process and subject to limitations detailed in the Lease. The future minimum rental schedule above includes the future amounts HCLP is required to pay under the Lease exclusive of any Final Rent Payment or purchase option payment.

5. Commitments and Contingencies

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

6. New Accounting Standards

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

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for the Trust. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. In addition, the deferral allowed companies to elect to adopt early the provisions of FIN 46 for some but not all of the variable interest they hold. The Trust does not believe the adoption of FIN 46 will have a material effect on its financial statements.

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

          In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. The Trust has adopted the provisions of SFAS 150, which did not have material effect on its financial statements.

HANOVER EQUIPMENT TRUST 2001A

SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

     The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
	(in thousands)
2003:
Rental revenue	$7,248	$6,646	$6,553	$6,617
Gross profit	264	271	260	242
Net income	215	214	220	215
2002:
Rental revenue	$7,549	$7,755	$7,346	$7,445
Gross profit	656	631	271	272
Net income	226	229	230	228

EXHIBIT INDEX

Exhibit Numbers	Description
3.1	Certificate of Trust of Hanover Equipment Trust 2001A (incorporated by reference to Exhibit 3.1 to the Trust’s Form S-4, filed with the Commission on December 21, 2001).

3.2	Amended and Restated Trust Agreement of Hanover Equipment Trust 2001A, dated as of August 30, 2001, between General Electric Capital Corporation, as Certificate Holder, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 3.2 to Form S-4 filed with the Commission on December 21, 2001).

4.1	Indenture, dated as of August 30, 2001, between Hanover Equipment Trust 2001A, the Hanover Guarantors parties thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent, with respect to the 8.50% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.69 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.2	Exchange and Registration Rights Agreement with respect to the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment Trust 2001A, Hanover Compressor Company, certain Guarantors party thereto, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Salomon Smith Barney, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.3	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, as Lessee, Hanover Equipment Trust 2001A, as Lessor, General Electric Capital Corporation, as Certificate Holders, certain Guarantors party thereto, Wilmington Trust FSB, as Indenture Trustee, Collateral Agent under the Indenture, and in its individual capacity, only to the extent expressly set forth therein, and Wilmington Trust Company, in its individual capacity, only to the extent expressly set forth therein (incorporated by reference to Exhibit 10.66 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.4	Annex A to Participation Agreement and other Operative Agreements, containing certain Rules of Usage and Definitions (incorporated by reference to Exhibit 4.4 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A, as Lessor, and Hanover Compression Limited Partnership, as Lessee (incorporated by reference to Exhibit 10.64 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.6	Guarantee, dated as of August 31, 2001, made by Hanover Compression Limited Partnership, Hanover Compressor Company, certain Guarantors party thereto, and certain Beneficiaries party thereto (incorporated by reference to Exhibit 10.65 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.7	Security Agreement, dated as of August 31, 2001, made by Hanover Equipment Trust 2001A in favor of Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.67 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.8	Assignment of Lease, Rents and Guarantee, dated as of August 31, 2001, from Hanover Equipment Trust 2001A to Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.68 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002*

*	Filed herewith.