Form 10-Q
period 2005-09-30
HANOVER EQUIPMENT TRUST 2001A
filed 2005-11-10
CIK 1163674

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of October 31, 2005, no common equity securities of Hanover Equipment Trust 2001A (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
HANOVER EQUIPMENT TRUST 2001A
BALANCE SHEET
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	1,083	8,640

Total current assets	1,083	8,640
Rental equipment	137,123	309,300

Total assets	$138,206	$317,940

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$68	$59
Interest payable	942	8,500
Equity certificate yield payable	73	81

Total current liabilities	1,083	8,640
Notes payable	133,000	300,000

Total liabilities	134,083	308,640

Commitments and contingencies (Note 3)
Certificate holder’s equity:
Equity certificates	4,123	9,300
Accumulated trust earnings	—	—

Certificate holder’s equity	4,123	9,300

Total liabilities and certificate holder’s equity	$138,206	$317,940

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENT OF INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental revenue	$13,579	$6,638	$26,876	$19,867
Interest expense on rental equipment	5,980	6,375	18,730	19,125
Debt extinguishment costs	7,318	—	7,318	—

Excess rental revenue over interest expense on rental equipment	281	263	828	742
Operating expense	25	39	70	92

Net income	$256	$224	$758	$650

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$758	$650
Changes in assets and liabilities
Accounts receivable—rents	7,557	6,356
Interest payable	(7,558)	(6,375)
Accrued liabilities	9	18

Net cash provided by operating activities	766	649

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	172,177	—

Net cash provided by investing activities	172,177	—

Cash flows from financing activities:
Redemption of senior secured notes	(167,000)	—
Repayment of equity certificates	(5,177)	—
Equity certificates yield paid	(766)	(649)

Net cash used in financing activities	(172,943)	(649)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$33,606	$25,500
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
2. Notes Payable
Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Senior Secured Notes-fixed rate of 8.5% due September 1, 2008, interest payable semi-annually on March 1 and September 1	$133,000	$300,000
During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs on the accompanying condensed consolidated statements of income. The $7.3 million reimbursement for debt extinguishment costs we received from HCLP has been classified as rental revenue (supplemental rent) on the accompanying condensed consolidated statements of income. As of September 30, 2005, there were approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $139 million and $323 million at September 30, 2005 and December 31, 2004, respectively.
All payments that are received by the Trust under the Lease or the guarantee will be applied first to the amounts due under the Notes. The payment of principal, premium, if any, and interest on the Notes are senior in right of payment to the payment in full of amounts due under the equity certificates.
The Trust did not have the right to redeem the Notes until September 1, 2005. After September 1, 2005, the Trust may redeem the Notes, in whole or in part, if the Trust pays the redemption prices indicated below:

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
•	competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by other companies;

•	the inability to meet the covenants of HCLP’s bank credit facility;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s or HCLP’s future ability to refinance existing or incurring additional indebtedness to fund Hanover’s and HCLP’s business;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	Hanover’s and/or HCLP’s inability to execute their exit and sale strategy with respect to assets classified on their balance sheet as discontinued operations and held for sale;

•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	changes in federal bankruptcy or tax law, comparable state laws or accounting principles;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to timely and cost-effectively execute projects in new international operating environments;

•	Hanover’s and/or HCLP’s inability to renew short-term leases of equipment with customers so as to fully recoup cost of the equipment;

•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover and/or HCLP require a substantial amount of capital to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP have a substantial amount of debt that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions; and

•	Hanover and HCLP need to generate a significant amount of cash to service their debt, to fund working capital and to pay their debts when they become due.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues
The Trust’s rental revenues increased by $6,941,000, or 105%, to $13,579,000 during the three months ended September 30, 2005 from $6,638,000 during the three months ended September 30, 2004. The increase in rental revenues resulted from the reimbursement (supplemental rent) of $7,318,000 for call premiums paid on the early redemption of $167,000,000 of the Notes and an increase in the yield rate paid to the equity certificate holder. The increase in rental revenues was partially offset by a decrease in reimbursements for operating expenses.
The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.50% and the amount of interest accrued was $5,980,000 for the three months ended September 30, 2005 and $6,375,000 for the three months ended September 30, 2004. The yield to the equity certificate holder was $256,000 for the three months ended September 30, 2005 and $224,000 for the three months ended September 30, 2004. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (11.6% as of September 30, 2005 and 9.6% as of September 30, 2004). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 7.95% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $25,000 for the three months ended September 30, 2005 and $39,000 for the three months ended September 30, 2004.
Expenses
Debt extinguishment costs for the three months ended September 30, 2005 were $7,318,000 as a result of the call premium paid in connection with the partial redemption and repayment of our 8.5% senior secured notes due in 2008.
Operating expenses decreased by $14,000 or approximately 36% to $25,000 during the three months ended September 30, 2005 from $39,000 during the three months ended September 30, 2004. The decrease resulted from reduced professional fees during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues
The Trust’s rental revenues increased by $7,009,000, or 35%, to $26,876,000 during the nine months ended September 30, 2005 from $19,867,000 during the nine months ended September 30, 2004. The increase in rental revenues resulted from the reimbursement (supplemental rent) of $7,318,000 for call premiums paid on the early redemption of $167,000,000 of the Notes and an increase in the yield rate paid to the equity certificate holder. The increase in rental revenues was partially offset by a decrease in reimbursements for operating expenses.
The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.50% and the amount of interest accrued was $18,730,000 for the nine months ended September 30, 2005 and $19,125,000 for the nine months ended September 30, 2004. The yield to the equity certificate holder was $758,000 for the nine months ended September 30, 2005 and $650,000 for the nine months ended September 30, 2004. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (11.6% as of September 30, 2005 and 9.6% as of September 30, 2004). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 7.95% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $70,000 for the nine months ended September 30, 2005 and $92,000 for the nine months ended September 30, 2004.
Expenses
Debt extinguishment costs for the nine months ended September 30, 2005 were $7,318,000 as a result of the call premium paid in connection with the partial redemption and repayment of our 8.5% senior secured notes due in 2008.

Operating expenses decreased by $22,000 or approximately 24% to $70,000 during the nine months ended September 30, 2005 from $92,000 during the nine months ended September 30, 2004. The decrease resulted from reduced professional fees during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
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
The Trust’s cash and cash equivalents balance at September 30, 2005 and December 31, 2004 was $0. Operating activities for the nine months ended September 30, 2005 provided $766,000, which was used for the payment of the equity certificates yield due.
During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, the Trust expensed and was reimbursed $7.3 million for the premium to call the Notes. As of September 30, 2005, there was approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $139 million and $323 million at September 30, 2005 and December 31, 2004, respectively.
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

ITEM 4. Controls and Procedures
The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the third quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Date: November 10, 2005

Hanover Equipment Trust 2001A
By: Wilmington Trust Company,
not in its individual capacity but solely as
Trustee for the Hanover Equipment Trust 2001A

/s/ David A. Vanaskey, Jr.

Name: David A. Vanaskey Jr.
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