Form 10-K
period 2005-12-31
HANOVER EQUIPMENT TRUST 2001A
filed 2006-03-31
CIK 1163674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, no common equity securities of Hanover Equipment Trust 2001A (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.
Documents Incorporated by Reference: NONE

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001A (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward-looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2005, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:
•	Hanover and HCLP operate in a highly competitive industry that includes competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by Hanover and HCLP’s competitors;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations (in countries including but not limited to Italy, Argentina and Venezuela) and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with the financial and other covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations which if not cured or waived could have a material adverse effect on Hanover and/or HCLP and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to timely and cost-effectively execute projects in international operating environments, which includes certain inherent risks in their international business activities including the following:
• unexpected changes in regulatory requirements;
• tariffs and other trade barriers that may restrict their ability to enter into new markets;
• governmental actions that result in the deprivation of contract rights;
• changes in political and economic conditions in the countries in which they operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to their operations in Nigeria;
• potentially adverse tax consequences;
• restrictions on repatriation of earnings or expropriation of property without fair compensation;
• difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries; and
• the burden of complying with the various laws and regulations in the countries in which they operate.
•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover’s or HCLP’s inability to generate the substantial amount of capital needed to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP have a substantial amount of debt, including under their compression equipment lease obligations, that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions and as a result of having a significant amount of leverage as compared to their total capitalization which could result in a change made in their credit rating or other adverse consequences if Hanover and HCLP do not decrease their leverage;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover or HCLP’s inability to generate the significant amount of cash needed to service their debt, to fund working capital and to pay their debts when they become due;

•	Hanover’s or HCLP’s future ability to refinance existing or incur additional indebtedness to fund Hanover’s and HCLP’s businesses;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their natural gas operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	risks associated with any significant failure or malfunction of Hanover and HCLP’s enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	Hanover and HCLP are still in the process of improving their infrastructure capabilities, including their internal controls and procedures, which were strained by their rapid growth, to decrease the risk of future accounting and financial reporting problems; and

•	changes in federal bankruptcy or tax laws, comparable state laws or accounting principles.
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
     Under the Lease, the Trust receives lease payments that are sufficient in amount to pay interest on the Notes, and to provide a yield to the equity certificate holder. After September 1, 2005, HCLP has an option to purchase a portion of the leased equipment from the Trust for an amount sufficient to repay the Notes associated with the purchased equipment in full. If HCLP does not exercise its option to purchase all the leased equipment at the end of the lease term, HCLP is required to use its best efforts to sell the remaining equipment on the Trust’s behalf. In such event, at the end of the lease term, HCLP is required to make a final rent payment equal to approximately $102.8 million, plus the proceeds from the sale of the leased equipment. All of these amounts will be applied to repay the Notes. If the final rent payment and the proceeds from the sale of the leased equipment are insufficient to pay the Notes in full, HCLP will be liable for an assessment of additional rent with respect to actual excess wear and tear of the leased equipment, as determined by an independent appraisal procedure. If the sale option is exercised, the final rent payment, sale proceeds and the assessment of additional rent may not be sufficient for the Trust to repay the Notes in full. To the extent the final rent payment and the proceeds from the sale of leased equipment exceed the amounts required to pay the Notes, the excess will be used first to repay contributed capital to the equity certificate holder and the balance, if any, will thereafter be returned to HCLP. Hanover Compressor Company (“Hanover”) has guaranteed HCLP’s obligations under the Lease.

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
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs on the accompanying condensed consolidated statements of operations. The $7.3 million reimbursement for debt extinguishment costs we received from HCLP has been classified as rental revenue (supplemental rent) on the accompanying condensed consolidated statements of operations. As of December 31, 2005, there was approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
     A schedule reflecting the dates and amounts payable on the Notes and the equity certificate is set forth below. All amounts under the Notes are payable to the trustee, Wilmington Trust Company, who remits the payments to U.S. Bank, the indenture trustee. All amounts under the equity certificate are payable to the equity certificate holder.

Obligation	Amount Due	Date Due
8.50% Senior Secured Notes due 2008	$5,625,000	Each March 1 and September 1 to maturity

Equity Certificate	Accrued return on approximately $4.1 million, based on the floating certificate holder yield rate of the Eurodollar rate or the prime rate, plus a spread in each case of 7.95% (1)	March 1, June 1, September 1 and December 1 to maturity

(1)	As of December 31, 2005, based upon the certificate holder yield rate of 12.2%, the Trust would make payments to the equity certificate holder of approximately $126,000 per quarter.

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
     Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a “skid.” A fabricator typically purchases the various compressor components from third-party manufacturers, but employs its own engineers and labor force.
     In order to meet customers’ needs, gas compressor fabricators typically offer a variety of services to their customers, including:
•	engineering, fabrication and assembly of the compressor unit;

•	installation and testing of the unit;
•	ongoing performance review to assess the need for a change in compression; and

•	periodic maintenance and replacement parts supply.

Our Equipment
     The Trust’s compression equipment includes approximately 326 units representing approximately 287,000 of horsepower.
Customers
     In the fiscal years ended December 31, 2005, 2004 and 2003, our single customer, HCLP, accounted for 100% of our total rental revenues. HCLP’s customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, national oil and gas companies, natural gas processors, gatherers and pipelines.
Environmental and Other Regulations
     Under the Lease, HCLP indemnifies the Trust for all losses or liabilities it may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits. The Trust has no environmental losses or liabilities as of December 31, 2005.
Employees and Labor Relations
     As of December 31, 2005, the Trust had no employees, officers or directors.
ITEM 1A. Risk Factors
The assets and source of revenue available to repay the Notes, satisfy the claims of holders of the Notes and provide a yield to the equity certificate holder are limited, as we have no assets other than our interests in the equipment, and no source of revenue other than the payments under the Lease and the Hanover guarantee.
     The Notes are our obligations and are secured only by a perfected first priority security interest in the equipment and an assignment of the Lease and the Hanover guarantee to the trustee for the Notes. The Notes are not obligations of Hanover or HCLP. The holders of the Notes and the trustee under the indenture will have recourse only against us, the collateral for the benefit of the holders of the Notes, and Hanover and HCLP to the extent of the Hanover guarantee. If HCLP defaults under the Lease and Hanover and HCLP default under the Hanover guarantee, we may not be able to perform our obligations under the indenture or pay a yield to the equity certificate holder.
     The business and performance of HCLP and Hanover are subject to a variety of risks. These risks are described in Item 1A. Risk Factors of Hanover’s annual report on Form 10-K for the year ended December 31, 2005 and are incorporated herein by reference and filed as Exhibit 99.1 to this report.
Obligations under the Hanover guarantee are subordinated to Hanover’s and HCLP’s senior indebtedness as well as all indebtedness and other liabilities of Hanover’s and HCLP’s subsidiaries.
     While the Notes are our senior secured obligations, the Hanover guarantee ranks behind all of Hanover’s and HCLP’s existing and future senior indebtedness. Moreover, the obligations of Hanover and HCLP under the Hanover guarantee will be structurally subordinated to all indebtedness and other liabilities of Hanover’s and HCLP’s respective subsidiaries. Hanover’s and HCLP’s senior indebtedness include obligations under their bank credit facility. Their bank credit facility is secured by liens on the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and a pledge of 66% of the equity interests in Hanover’s foreign subsidiaries.
     As of December 31, 2005, Hanover had approximately $944 million in outstanding indebtedness, guarantees and letters of credit that were senior to its obligations under the Hanover guarantee. As of December 31, 2005, HCLP had approximately $168 million in outstanding indebtedness and letters of credit that was senior to its obligations under the Lease and the Hanover guarantee of the Notes.

     As a result of the subordinated nature of the Hanover guarantee, upon any distribution to any of the creditors of Hanover or HCLP, as the case may be, in a bankruptcy, liquidation or reorganization or similar proceeding relating to Hanover or HCLP or their respective properties, the holders of senior indebtedness of Hanover or HCLP, as the case may be, will be entitled to be paid in full in cash before any payment may be made with respect to the Hanover guarantee.
     Events of default under the indenture differ in certain respects from the events of default under the Lease. Unless there is an event of default under the Lease, we would have recourse under the Hanover guarantee only up to the maximum amount of 77.33% of the aggregate principal balance of notes outstanding, which is equal to the final rent payment under the Lease. As of December 31, 2005, unless there is an event of default under the Lease, we would have recourse under the Hanover guarantee only to the extent of approximately $103 million. As a result, we may not be able to perform our obligations under the indenture.
     No payments may be made under the Hanover guarantee if there is a default in payment on senior indebtedness of Hanover or HCLP or the maturity of such senior indebtedness is accelerated. In addition, during the continuance of certain defaults under certain senior indebtedness of Hanover or HCLP, Hanover or HCLP, as the case may be, will not be permitted to make payments under the Hanover guarantee for a payment blockage period of up to 179 of 360 consecutive days. In the event that that we are unable to pay the Notes, the holders of the Notes would have no recourse under the Hanover guarantee during any such payment blockage period. Furthermore, despite the fact that the Notes are secured by the equipment, any remedies exercisable against such collateral will also be blocked during such period.
If at the end of the Lease term, HCLP fails to purchase the equipment, then HCLP is required to pay an amount equal to the final rent payment with respect to the Lease plus the proceeds, if any, from the sale of the equipment. This amount may be less than the amount due on the Notes.
     Hanover and HCLP are obligated under the Hanover guarantee to guarantee payment in full on the Notes only upon the occurrence of an event of default under the Lease, which would include, among other things, the failure to make any rent payments (including the final rent payment) or properly insure or maintain the equipment. If, by the end of the term of the Lease, HCLP does not exercise its option to purchase the equipment and instead exercises its option to pay the final rent payment in full, sell the equipment, and apply the proceeds from the sale to repay the remainder of the Notes, no event of default under the Lease will have occurred. If the proceeds from the sale of the equipment under the Lease are less than $133 million, the principal amount currently outstanding under the Notes (as such amount may be reduced from time to time upon purchases of equipment under the Lease by HCLP in accordance with the terms of the Lease) and therefore insufficient to pay the remainder of the Notes, the holders of the Notes will incur a loss and neither Hanover nor HCLP will be required to compensate for any such shortfall.
The value of the equipment securing the Notes may not be sufficient to cover the obligations owed to holders of the Notes under the Notes.
     The Notes are secured by collateral consisting of a perfected first priority security interest in the equipment, and an assignment of the Lease and the Hanover guarantee to the trustee for the Notes. If there is a payment default under the Lease or the Hanover guarantee such that HCLP and Hanover do not have sufficient cash and capital resources available to pay their obligations, holders of the Notes will have to look to the value that can be realized from the equipment with respect to the notes.
     The value of the equipment may decline prior to the end of the term of the Lease due to market and economic conditions, the supply of similar types of equipment, the availability of buyers at the end of the Lease term and the condition of the equipment, among other factors. There is no amortization or sinking fund to cover the principal payment of the Notes. Hanover and HCLP have no experience selling leased equipment at the end of the term of an operating lease like the Lease and the proceeds realized upon a future sale of any of the equipment may be less than an appraised value of the equipment. Except for our rights under the Lease and the Hanover guarantees, we have no recourse to the assets of Hanover or HCLP to pay the amounts owed on the Notes. If the remedies after default are exercised under the Lease and the Hanover guarantee, the proceeds realized upon any such exercise of remedies may not be sufficient to satisfy in full amounts owing on the Notes.
There are some limitations on the right to amend the participation agreement and the other operative agreements and to accelerate payments under the Lease and to foreclose on the equipment.
     During a workout or bankruptcy proceeding, the consent of our equity certificate holder may be required to amend, supplement, waive or modify provisions of the Lease, the participation agreement, the indenture and each other operative agreement that is material to such equity certificate holder, if such amendment, waiver, supplement or modification would materially adversely affect the equity certificate holder.

     Events of default under the indenture are different in some ways from the events of default under the Lease. Accordingly, even though the trustee under the indenture will be entitled to accelerate the Notes if there is an event of default under the indenture, we, as lessor under the Lease, would not be entitled to accelerate the lease payments or exercise any of its other remedies under the Lease unless there was an event of default under the Lease. If a default occurs under the indenture without a corresponding default under the Lease, then we would have no source of repayment of the Notes upon acceleration of the Notes by the trustee. Further, unless there is an event of default under the Lease, the holders of the Notes will have recourse under the Hanover guarantee only up to the maximum amount of 77.33% of the aggregate principal balance of notes outstanding, which is equal to the final rent payment under the Lease. As of December 31, 2005, unless there is an event of default under the Lease, we would have recourse under the Hanover guarantee only to the extent of approximately $103 million. As a result, we may not be able to perform our obligations under the indenture.
If HCLP declares bankruptcy, our rights against HCLP and Hanover may be limited.
     The right to exercise remedies against HCLP in a bankruptcy proceeding would be stayed, including the right to proceed against the equipment and HCLP under the Lease and Hanover guarantee, and may be stayed against Hanover under the Hanover guarantee. In addition, in the event of a HCLP bankruptcy, (i) distributions, if any, payable with respect to any claim under the Lease may not be sufficient to result in a repayment of the Notes, and (ii) if, after obtaining bankruptcy court approval, we are permitted to foreclose or otherwise sell the equipment during a bankruptcy of HCLP, we may not realize sufficient value to cause the Notes to be repaid.
In addition to the risks discussed above with respect to bankruptcy of HCLP, if we declare bankruptcy, your rights against us may be limited.
     If we were the subject of a bankruptcy petition, the right to exercise virtually all remedies against us would be stayed, including the right to proceed against the collateral held by the collateral agent securing the Notes. A bankruptcy court may recharacterize the Lease as a secured financing incurred by HCLP and therefore restrict your ability to realize on the equipment in order to satisfy the obligation under the Notes. In addition, the bankruptcy court could permit the use or disposition of payments made under the Lease for purposes other than making payments on the Notes and could reduce the amount or modify the timing of payments due under the Notes or the Lease, including by rejecting the Lease.
Other creditors may have prior liens on the collateral that could reduce or eliminate the amount of collateral securing the Notes.
     In general, the priority of the liens on a particular item of collateral securing the Lease is determined by the time that the security interest in that item of collateral is perfected. Creditors such as purchase money lenders may be entitled to a prior claim to someone, such as the collateral agent, even if that person has previously perfected a security interest in the collateral. Furthermore, liens such as landlords’, warehousemen’s and materialmen’s liens and tax liens may by law have priority over the liens granted for your benefit in the collateral.
     We do not believe there are any material prior liens on the collateral securing claims of anyone that is not a party to the Lease. However, additional prior claims may arise by law and a bankruptcy or other court may refuse, on equitable or other grounds, to enforce the terms of the Lease and the participation agreement against the other creditors party to those agreements. If this were to happen, the claims of the other creditors against the collateral could be prior to yours.
ITEM 1B. Unresolved Staff Comments
     Not Applicable.
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

ITEM 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA OF HANOVER EQUIPMENT TRUST 2001A
     In the table below, we have presented certain financial data for the Trust. The historical financial data was derived from the Trust’s audited financial statements as of and for the years ended December 31, 2005, 2004, 2003 and 2002 and as of December 31, 2001 and for the period from August 2, 2001 (inception) to December 31, 2001. The Trust was organized under the laws of the State of Delaware and commenced business on August 2, 2001 solely for the purpose of (1) issuing the old notes and the new notes, (2) executing, delivering and performing the Operative Agreements to which it is a party and (3) using the proceeds from the issuance of the old notes and the other financing transactions to purchase the leased equipment.
     The information in this section should be read along with the Trust’s financial statements, accompanying notes and other financial information included elsewhere in this report.

					For the
					Period From
					August 2, 2001
					(Inception)
					to
	Year Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Rental revenue	$29,856	$26,506	$27,064	$30,095	$9,279
Interest expense on rental equipment	21,556	25,500	26,027	28,265	8,571
Debt extinguishment costs	7,318	—	—	—	—

Excess rental revenue over interest expense on rental equipment	982	1,006	1,037	1,830	708
Operating expense	98	120	173	917	373

Net income	$884	$886	$864	$913	$335

Balance Sheet Data (End of Period):
Rental equipment	$137,123	$309,300	$309,300	$309,300	$309,300
Total assets	141,030	317,940	317,915	319,386	318,507
8.50% senior secured notes due 2008	133,000	300,000	300,000	300,000	300,000
Certificate holder’s equity	4,123	9,300	9,300	9,300	9,300

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
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs on the accompanying condensed consolidated statements of operations. The $7.3 million reimbursement for debt extinguishment costs we received from HCLP has been classified as rental revenue (supplemental rent) on the accompanying condensed consolidated statements of operations. As of December 31, 2005, there was approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
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

Rental Equipment
     Rental equipment consists of domestic gas compression equipment and is recorded at cost. Due to the terms of the Lease (see Note 4 to the Financial Statements) and the expected residual value of the equipment at the end of the Lease, management of the Trust believes that the Trust will recover the original cost of the equipment at the end of the Lease. As such, the Trust is not depreciating the rental equipment. If this estimate were to change, the Trust would be required to record depreciation expense.
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
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Revenues
     The Trust’s rental revenues increased by $3,350,000, or approximately 13%, to $29,856,000 during the year ended December 31, 2005 from $26,506,000 during the year ended December 31, 2004. The increase in rental revenues resulted from reimbursement (supplemental rent) of $7,318,000 for call premiums paid on the early redemption of $167,000,000 of the Notes in September 2005 and an increase in the yield rate paid to the equity certificate holder. The increase in rental revenues was partially offset by a decrease in interest accrued on the Notes as a result of the early redemption of $167,000,000 of the Notes and a decrease in reimbursements for operating expenses.
     The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The interest rate on the Notes is fixed at 8.50% and the amount of interest accrued was $21,556,000 and $25,500,000 for the years ended December 31, 2005 and 2004. The yield to the equity certificate holder was $884,000 for the year ended December 31, 2005 and $886,000 for the year ended December 31, 2004. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (12.2% as of December 31, 2005 and 10.2% as of December 31, 2004). The certificate holder yield rate is calculated using the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 7.95% per year.
     In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $98,000 for the year ended December 31, 2005 and $120,000 for the year ended December 31, 2004.
Expenses
     Interest expense decreased by $3,944,000, or approximately 15%, to $21,556,000 during the year ended December 31, 2005 from $25,500,000 during the year ended December 31, 2004. The decrease resulted primarily from reduced interest expense as the result of the early redemption of $167,000,000 of the Notes in September 2005.

     Debt extinguishment costs for the year ended December 31, 2005 were $7,318,000 as a result of the call premium paid in connection with the partial redemption and repayment of our 8.5% senior secured notes due 2008.
     Operating expenses decreased by $22,000, or approximately 18%, to $98,000 during the year ended December 31, 2005 from $120,000 during the year ended December 31, 2004. The decrease resulted from reduced professional fees during the year ended December 31, 2005 as compared to the year ended December 31, 2004.
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
     The Trust’s cash and cash equivalents balance at December 31, 2005 and 2004 was $0. Operating activities for the year ended December 31, 2005 provided $888,000 of cash, which was used for the payment of the yield due on the equity certificates.
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. As of December 31, 2005, there were approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
     The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $138 million and $323 million at December 31, 2005 and 2004, respectively.
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

	Total	2006	2007-2008	2009-2010	Thereafter
Cash Contractual Obligations:	(In thousands)
2001A equipment lease notes, due 2008	$133,000	$—	$133,000	$—	$—
Interest on long-term debt	31,493	11,810	19,683	—	—

Total contractual cash obligations	$164,493	$11,810	$152,683	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, cash flows or financial positions.
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
ITEM 8. Financial Statements and Supplementary Data
     The following documents are filed as part of this report:
          1. Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-1
•	Balance Sheets	F-2
•	Statements of Operations	F-3
•	Statements of Cash Flows	F-4
•	Statements of Certificate Holder’s Equity	F-5
•	Notes to Financial Statements	F-6
          2. Financial Statement Schedules
               All schedules have been omitted because they are not required under the relevant instructions.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     NONE
ITEM 9A. Controls and Procedures
     The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the fiscal year ended December 31, 2005. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
ITEM 11. Executive Compensation
     Hanover Equipment Trust 2001A is a business trust, has no employees and is managed by its Trustee, Wilmington Trust Company. The Trustee receives an annual fee of $16,500 for its services as such. In addition, U.S. Bank serves as the indenture trustee and receives an annual fee of $10,000 for its services.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The sole equity certificate holder of Hanover Equipment Trust 2001A is General Electric Capital Corporation (“GE Capital”).
     The Trust does not maintain any equity-based compensation plans.
ITEM 13. Certain Relationships and Related Transactions
     NONE

ITEM 14. Principal Accountant Fees and Services
     The aggregate fees PricewaterhouseCoopers LLP billed for professional services in 2005 and 2004 were:

Type of Fees	2005	2004
	(dollars in thousands)
Audit Fees	$29	$27
Audit-Related Services	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$29	$27

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
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
          1. Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-1
•	Balance Sheets	F-2
•	Statements of Operations	F-3
•	Statements of Cash Flows	F-4
•	Statements of Certificate Holder’s Equity	F-5
•	Notes to Financial Statements	F-6
          2. Financial Statement Schedules
               All schedules have been omitted because they are not required under the relevant instructions.
          3. Exhibits:

Exhibit
Numbers	Description
3.1	Certificate of Trust of Hanover Equipment Trust 2001A (incorporated by reference to Exhibit 3.1 to the Trust’s Form S-4, filed with the Commission on December 21, 2001).

3.2	Amended and Restated Trust Agreement of Hanover Equipment Trust 2001A, dated as of August 30, 2001, between General Electric Capital Corporation, as Certificate Holder, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 3.2 to Form S-4 filed with the Commission on December 21, 2001).

4.1	Indenture, dated as of August 30, 2001, between Hanover Equipment Trust 2001A, the Hanover Guarantors parties thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent, with respect to the 8.50% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.69

Exhibit
Numbers	Description
to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.2	Exchange and Registration Rights Agreement with respect to the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment Trust 2001A, Hanover Compressor Company, certain Guarantors party thereto, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Salomon Smith Barney, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.3	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, as Lessee, Hanover Equipment Trust 2001A, as Lessor, General Electric Capital Corporation, as Certificate Holders, certain Guarantors party thereto, Wilmington Trust FSB, as Indenture Trustee, Collateral Agent under the Indenture, and in its individual capacity, only to the extent expressly set forth therein, and Wilmington Trust Company, in its individual capacity, only to the extent expressly set forth therein (incorporated by reference to Exhibit 10.66 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.4	Annex A to Participation Agreement and other Operative Agreements, containing certain Rules of Usage and Definitions (incorporated by reference to Exhibit 4.4 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A, as Lessor, and Hanover Compression Limited Partnership, as Lessee (incorporated by reference to Exhibit 10.64 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.6	Guarantee, dated as of August 31, 2001, made by Hanover Compression Limited Partnership, Hanover Compressor Company, certain Guarantors party thereto, and certain Beneficiaries party thereto (incorporated by reference to Exhibit 10.65 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.7	Security Agreement, dated as of August 31, 2001, made by Hanover Equipment Trust 2001A in favor of Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.67 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.8	Assignment of Lease, Rents and Guarantee, dated as of August 31, 2001, from Hanover Equipment Trust 2001A to Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.68 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.9	Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee dated as of September 29, 2004, incorporated by reference to Exhibit 4.9 to Hanover Equipment Trust 2001A’s Current Report on Form 8-K filed with the SEC on October 4, 2004.

31.1	Certification pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.**

99.1	Item 1A. Risk Factors from Hanover Compressor Company’s Form 10-K for the year ended December 31, 2005.*

*	Filed herewith

**	Furnished herewith

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
Date: March 31, 2006
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

Report of Independent Registered Public Accounting Firm
To Trustee and the Equity Certificate Holder of
Hanover Equipment Trust 2001A:
     In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 20 present fairly, in all material respects, the financial position of Hanover Equipment Trust 2001A at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Houston, Texas
March 10, 2006

HANOVER EQUIPMENT TRUST 2001A
BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	3,907	8,640

Total current assets	3,907	8,640
Rental equipment	137,123	309,300

Total assets	$141,030	$317,940

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$62	$59
Interest payable	3,768	8,500
Equity certificate yield payable	77	81

Total current liabilities	3,907	8,640
Notes payable	133,000	300,000

Total liabilities	136,907	308,640
Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	4,123	9,300
Accumulated trust earnings	—	—

Certificate holder’s equity	4,123	9,300

Total liabilities and certificate holder’s equity	$141,030	$317,940

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Rental revenue	$29,856	$26,506	$27,064
Interest expense on rental equipment	21,556	25,500	26,027
Debt extinguishment costs	7,318	—	—

Excess rental revenue over interest expense on rental equipment	982	1,006	1,037
Operating expense	98	120	173

Net income	$884	$886	$864

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$884	$886	$864
Changes in assets and liabilities
Accounts receivable—rents	4,733	(25)	1,471
Interest payable	(4,732)	—	(1,053)
Accrued liabilities	3	17	(188)

Net cash provided by operating activities	888	878	1,094

Cash flows from investing activities:
Proceeds from the sale of rental equipment	172,177	—	—

Net cash provided by investing activities	172,177	—	—

Cash flows from financing activities:
Redemption of senior secured notes	(167,000)	—	—
Repayment of equity certificates	(5,177)	—	—
Equity certificates yield paid	(888)	(878)	(1,094)

Net cash used in financing activities	(173,065)	(878)	(1,094)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$26,288	$25,500	$27,080
The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENTS OF CERTIFICATE HOLDER’S EQUITY
(in thousands)

Equity certificates:
Balance at December 31, 2004, 2003 and 2002	$9,300
Repayment of equity certificates	(5,177)

Balance at December 31, 2005	$4,123

ACCUMULATED TRUST EARNINGS
Balance at December 31, 2002	—
Net income	864
Equity certificates yield	(864)

Balance at December 31, 2003	—
Net income	886
Equity certificates yield	(886)

Balance at December 31, 2004	—
Net income	884
Equity certificates yield	(884)

Balance at December 31, 2005	$—

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
Concentrations of Credit Risk
     Financial instruments that potentially subject the Trust to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Trust’s management believes that the credit risk in temporary cash investments that it has with financial institutions is minimal. Trade accounts receivable are due from HCLP, are due on a short-term basis and are guaranteed by Hanover Compressor Company

(“Hanover”). The Trust does not obtain collateral for receivables. The recorded assets, obligations and operations of the Trust could be adversely affected if the Trust’s relationship with and/or the financial position of HCLP is adversely affected.
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
2. Notes Payable
     Notes payable consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004
Senior Secured Notes-fixed rate of 8.5% due September 1, 2008, interest payable semi-annually on March 1 and September 1	$133,000	$300,000
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs on the accompanying condensed consolidated statements of operations. The $7.3 million reimbursement for debt extinguishment costs we received from HCLP has been classified as rental revenue (supplemental rent) on the accompanying condensed consolidated statements of operations. As of December 31, 2005, there was approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
     The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $138 million and $323 million at December 31, 2005 and 2004, respectively.
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
     In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its 8.5% senior secured notes due 2008 for all of its outstanding old notes. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act and do not have any exchange or registration rights. Because the exchange offer was not completed within the specified time frame, the Trust received additional rent in the amount of approximately $58,000 per week and was required to pay this amount as additional interest to the holders of the Notes. The additional rental income and interest expense began accruing on January 28, 2002 and ended on March 13, 2003 when the exchange offer was completed. For the year ended December 31, 2003, the Trust recognized approximately $527,000 in additional rental income and interest expense.
3. Equity Certificates
     The Trust raised approximately $9.3 million from equity certificates issued during the period from August 2, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. During September 2005 we redeemed $5.2 million of equity certificates. (See Note 2.) The equity certificate holder may receive a return of capital payments for its equity investment in the Trust, after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (12.2% and 10.2% as of December 31, 2005 and 2004, respectively) multiplied by the aggregate outstanding certificate holder contributions. As of December 31, 2005 and 2004, approximately $77,000 and $81,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment. (See Note 4.)
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
     The minimum rental payments to be received by the Trust under the Lease are estimated using interest rates and rental equipment balances applicable as of December 31, 2005, as follows (in thousands):

Period ending December 31:
2006	$11,810
2007	11,810
2008	7,873

$31,493

     Prior to the stated maturity, HCLP may be required to purchase or shall have the option to purchase the equipment and terminate the Lease under certain conditions and after making the required payments as detailed in the Lease. Twelve months prior to the end of the Lease term, HCLP may (a) elect to purchase all of the equipment on the maturity date of the Notes, for an amount sufficient to repay the Notes, equity certificates and any other amounts owed under the Lease in full or (b) begin selling the equipment on behalf of the Trust. Upon the expiration of the Lease term, if HCLP has elected to sell the equipment on behalf of the Trust, HCLP is required to pay the Trust a final rent payment (the “Final Rent Payment”) of approximately $102.8 million as determined by and subject to limitations and adjustments as detailed in the Lease. The proceeds from the sale of equipment together with the Final Rent Payment will be applied to repay all amounts payable under the Notes. Any remaining proceeds will first be used to repay the unrecovered amount of the equity certificates and any excess will then be returned to HCLP. If the sale proceeds from the equipment together with the Final Rent Payment are less than the amount necessary to repay the Notes, HCLP will be liable for an assessment of additional rent with respect to excess wear and tear of such equipment as determined by an independent appraisal process and subject to limitations detailed in the Lease. The future minimum rental schedule above includes the future amounts HCLP is required to pay under the Lease exclusive of any Final Rent Payment or purchase option payment.
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
6. Recent Accounting Pronouncements
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, cash flows or financial position.
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

HANOVER EQUIPMENT TRUST 2001A
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA
     The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
		(in thousands)
2005:
Rental revenue	$6,650	$6,647	$13,579	$2,980
Gross profit	275	272	281	154
Net income	244	258	256	126
2004:
Rental revenue	$6,615	$6,614	$6,638	$6,639
Gross profit	240	239	263	264
Net income	213	213	224	236

EXHIBIT INDEX

Exhibit
Numbers	Description
3.1	Certificate of Trust of Hanover Equipment Trust 2001A (incorporated by reference to Exhibit 3.1 to the Trust’s Form S-4, filed with the Commission on December 21, 2001).

3.2	Amended and Restated Trust Agreement of Hanover Equipment Trust 2001A, dated as of August 30, 2001, between General Electric Capital Corporation, as Certificate Holder, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 3.2 to Form S-4 filed with the Commission on December 21, 2001).

4.1	Indenture, dated as of August 30, 2001, between Hanover Equipment Trust 2001A, the Hanover Guarantors parties thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent, with respect to the 8.50% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.69 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.2	Exchange and Registration Rights Agreement with respect to the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment Trust 2001A, Hanover Compressor Company, certain Guarantors party thereto, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Salomon Smith Barney, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.3	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, as Lessee, Hanover Equipment Trust 2001A, as Lessor, General Electric Capital Corporation, as Certificate Holders, certain Guarantors party thereto, Wilmington Trust FSB, as Indenture Trustee, Collateral Agent under the Indenture, and in its individual capacity, only to the extent expressly set forth therein, and Wilmington Trust Company, in its individual capacity, only to the extent expressly set forth therein (incorporated by reference to Exhibit 10.66 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.4	Annex A to Participation Agreement and other Operative Agreements, containing certain Rules of Usage and Definitions (incorporated by reference to Exhibit 4.4 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A, as Lessor, and Hanover Compression Limited Partnership, as Lessee (incorporated by reference to Exhibit 10.64 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.6	Guarantee, dated as of August 31, 2001, made by Hanover Compression Limited Partnership, Hanover Compressor Company, certain Guarantors party thereto, and certain Beneficiaries party thereto (incorporated by reference to Exhibit 10.65 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

Exhibit
Numbers	Description
4.7	Security Agreement, dated as of August 31, 2001, made by Hanover Equipment Trust 2001A in favor of Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.67 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.8	Assignment of Lease, Rents and Guarantee, dated as of August 31, 2001, from Hanover Equipment Trust 2001A to Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.68 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.9	Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee dated as of September 29, 2004, incorporated by reference to Exhibit 4.9 to Hanover Equipment Trust 2001A’s Current Report on Form 8-K filed with the SEC on October 4, 2004.

31.1	Certification pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.**

99.1	Item 1A. Risk Factors from Hanover Compressor Company’s Form 10-K for the year ended December 31, 2005.*

*	Filed herewith

**	Furnished herewith