Form 10-K
period 2006-12-31
HANOVER EQUIPMENT TRUST 2001A
filed 2007-03-27
CIK 1163674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, no common equity securities of Hanover Equipment Trust 2001A (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.
Documents Incorporated by Reference: NONE

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001A (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward-looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2006, and in subsequent filings by Hanover with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:
•	Hanover and HCLP operate in a highly competitive industry that includes competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by Hanover and HCLP’s competitors;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations (in countries including but not limited to Italy, Argentina and Venezuela) and changes in interest rates;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with the financial and other covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations which if not cured or waived could have a material adverse effect on Hanover and/or HCLP and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to timely and cost-effectively execute projects in international operating environments, which includes certain inherent risks in their international business activities including the following:
•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict their ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which they operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to their operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries; and

•	the burden of complying with the various laws and regulations in the countries in which they operate.
•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover’s or HCLP’s inability to generate the substantial amount of capital needed to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP have a substantial amount of debt, including under their compression equipment lease obligations, that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions and as a result of having a significant amount of leverage as compared to their total capitalization which could result in a change made in their credit rating or other adverse consequences if Hanover and HCLP do not decrease their leverage;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover or HCLP’s inability to generate the significant amount of cash needed to service their debt, to fund working capital and to pay their debts when they become due;

•	Hanover’s or HCLP’s future ability to refinance existing or incur additional indebtedness to fund Hanover’s and HCLP’s businesses;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their natural gas operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	risks associated with any significant failure or malfunction of Hanover and HCLP’s enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	changes in federal bankruptcy or tax laws, comparable state laws or accounting principles.

•	Hanover’s inability to consummate the proposed merger with Universal Compression Holdings, Inc.
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
     In February 2007, Hanover entered into an Agreement and Plan Merger with Universal Compression Holdings, Inc., a Delaware corporation (“Universal”), Iliad Holdings, Inc., a Delaware corporation (“Iliad”), Hector Sub, Inc., a Delaware corporation (“Hanover Merger Sub”), and Ulysses Sub, Inc., a Delaware corporation (“Universal Merger Sub”). Iliad is a newly formed, wholly owned direct subsidiary of Universal, and Hanover Merger Sub and Universal Merger Sub are direct wholly owned subsidiaries of Iliad. If the transactions contemplated by the merger agreement are consummated, Hanover and Universal will become direct wholly owned subsidiaries of Iliad, and the stockholders of Hanover and Universal will become stockholders of Iliad. Consummation of the proposed merger is subject to certain conditions that are set forth in the merger agreement including regulatory approval. If the proposed merger closes, each holder of the Notes will have the right to require the Trust to repurchase the Notes at a price of 101% of the principal amount of the Notes plus accrued and unpaid interest. Pursuant to the Lease, HCLP would be required to purchase the amount of equipment necessary to generate sufficient proceeds for the Trust to purchase the respective Notes and prepay a proportionate amount of equity certificates. For more information about the terms of the merger agreement, see Hanover’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In addition, Hanover and Universal have each made customary representations, warranties and covenants in the merger agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the merger agreement and the consummation of the mergers and covenants not to engage in certain kinds of transactions during that period. Hanover has agreed with Universal to certain exceptions to the limitations contained in these covenants, including (1) permitting Hanover to redeem or partially redeem from time to time their 7.25% Convertible Junior Subordinated Debentures due 2029 and (2) commencing on September 1, 2007, permitting Hanover to repurchase in the open market up to $100 million aggregate principal amount of Hanover’s outstanding 4.75% Convertible Senior Notes due 2008, subject to certain limitations. In addition, Hanover and Universal have made certain additional customary covenants to one another, including, among others, covenants, subject to certain exceptions, (A) not to solicit proposals relating to alternative business combination transactions, (B) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (C) to cause stockholder meetings to be held to consider approval of the mergers and the other transactions contemplated by the merger agreement and (D) for their respective Boards of Directors to recommend adoption of the merger agreement by their respective stockholders.
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
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs on the accompanying condensed consolidated statements of operations. The $7.3 million reimbursement for debt extinguishment costs we received from HCLP has been classified as rental revenue (supplemental rent) on the accompanying condensed consolidated statements of operations. As of December 31, 2006, there was approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
     A schedule reflecting the dates and amounts payable on the Notes and the equity certificate is set forth below. All amounts under the Notes are payable to the trustee, Wilmington Trust Company, who remits the payments to U.S. Bank, the indenture trustee. All amounts under the equity certificate are payable to the equity certificate holder.

Obligation	Amount Due	Date Due
8.50% Senior Secured Notes due 2008	$5,652,500	Each March 1 and September 1 to maturity

Equity Certificate	Accrued return on approximately $4.1 million, based on the floating certificate holder yield rate of the Eurodollar rate or the prime rate, plus a spread in each case of 7.95% (1)	March 1, June 1, September 1 and December 1 to maturity

(1)	As of December 31, 2006, based upon the certificate holder yield rate of 13.3%, the Trust would make payments to the equity certificate holder of approximately $137,000 per quarter.

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
     Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a “skid.” A fabricator typically purchases the various compressor components from third-party manufacturers, but employs its own engineers and labor force to design and fabricate compressor packages.
     In order to meet customers’ needs, gas compressor fabricators typically offer a variety of services to their customers, including:
•	engineering, fabrication and assembly of the compressor package;

•	installation and testing of the package;

•	ongoing performance review to assess the need for a change in compression; and

•	periodic maintenance and replacement parts supply.
Our Equipment
     The Trust’s compression equipment includes approximately 327 units representing approximately 287,000 of horsepower.
Customers
     In the fiscal years ended December 31, 2006, 2005 and 2004, our single customer, HCLP, accounted for 100% of our total rental revenues. HCLP’s customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, national oil and gas companies, natural gas processors, gatherers and pipelines.

Environmental and Other Regulations
     Under the Lease, HCLP indemnifies the Trust for all losses or liabilities it may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits. The Trust has no environmental losses or liabilities as of December 31, 2006.
Employees and Labor Relations
     As of December 31, 2006, the Trust had no employees, officers or directors.
Available Information
     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and the amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at the website of the Securities and Exchange Commission, which can be found at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. You can obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.
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
     The business and performance of HCLP and Hanover are subject to a variety of risks. These risks are described in Item 1A. Risk Factors of Hanover’s annual report on Form 10-K for the year ended December 31, 2006 and are incorporated herein by reference and filed as Exhibit 99.1 to this report.
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
     As of December 31, 2006, Hanover had approximately $1,145 million in outstanding indebtedness, guarantees and letters of credit that were senior to its obligations under the Hanover guarantee. As of December 31, 2006, HCLP had approximately $228 million in outstanding indebtedness and letters of credit that was senior to its obligations under the Lease and the Hanover guarantee of the Notes.
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
     Events of default under the indenture differ in certain respects from the events of default under the Lease. Unless there is an event of default under the Lease, we would have recourse under the Hanover guarantee only up to the maximum amount of 77.33% of the aggregate principal balance of notes outstanding, which is equal to the final rent payment under the Lease. As of December 31, 2006, unless there is an event of default under the Lease, we would have recourse under the Hanover guarantee only to the extent of approximately $103 million. As a result, we may not be able to perform our obligations under the indenture.
     No payments may be made under the Hanover guarantee if there is a default in payment on senior indebtedness of Hanover or HCLP or the maturity of such senior indebtedness is accelerated. In addition, during the continuance of certain defaults under certain senior indebtedness of Hanover or HCLP, Hanover or HCLP, as the case may be, will not be permitted to make payments under the Hanover guarantee for a payment blockage period of up to 179 of 360 consecutive days. In the event that we are unable to pay the Notes, the holders of the Notes would have no recourse under the Hanover guarantee during any such payment blockage period. Furthermore, despite the fact that the Notes are secured by the equipment, any remedies exercisable against such collateral will also be blocked during such period.
Hanover’s proposed merger with Universal is subject to the receipt of consents and approvals from various government entities that may impose conditions on, jeopardize or delay completion of the merger or reduce the anticipated benefits of the merger.
     In February 2007, Hanover announced that it had entered into an agreement to merge with Universal. Completion of the merger is conditioned upon, among other events, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which we refer to as the HSR Act, and the expiration or termination of any mandatory waiting period under applicable non-U.S. antitrust laws, where the failure to observe that waiting period would be reasonably likely to have a material adverse effect on the combined company after the merger.
     Hanover and Universal may not be able to obtain the required consents, orders, approvals and clearances. Moreover, if they are obtained, they may impose conditions on, or require divestitures relating to operations or assets of, Hanover or Universal. The merger agreement requires Hanover and Universal to satisfy any conditions or divestiture requirements imposed upon them unless the conditions or divestitures would be reasonably likely to have a material adverse effect on the combined company after the merger. A substantial delay in obtaining any required approvals or the imposition of any unfavorable conditions or divestitures in connection with the receipt of any required approvals may jeopardize or delay completion of the merger or reduce the anticipated benefits of the merger.
While the merger is pending, Hanover will be subject to business uncertainties and contractual restrictions that could adversely affect Hanover’s business.
     Uncertainty about the effect of the merger on employees, customers and suppliers may have an adverse effect on Hanover and, consequently, on the combined new company. Although Hanover has indicated that it intends to take steps to reduce any adverse effects, these uncertainties may impair Hanover’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Hanover to seek to change existing business relationships with Hanover. Employee retention may be particularly challenging for Hanover during the pendency of the merger because employees may experience uncertainty about their future roles with the combined company. If, despite Hanover’s retention efforts, employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed. In addition, the merger agreement restricts Hanover, without Universal’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent Hanover from pursuing otherwise attractive business opportunities and making other changes to Hanover’s business that may arise prior to completion of the merger or termination of the merger agreement.
Failure to complete the merger could negatively impact Hanover’s stock price and Hanover’s future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.
     Although Hanover and Universal have agreed to use their reasonable best efforts to obtain stockholder approval of the merger, the stockholders of both Hanover and Universal may not approve the merger. In addition, Hanover and Universal may not receive the required consents, orders, approvals and clearances to complete the merger or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, Hanover could be subject to several risks, including a break up fee and having had the focus of Hanover’s management directed toward the merger and integration planning instead of on Hanover’s core business and other opportunities that could have been beneficial to Hanover. In addition, Hanover would not realize any of the expected benefits of having completed the merger. Hanover has incurred and will continue to incur substantial financial advisory, legal and other expenses associated with the merger even if it does not close.
     If the merger is not completed, the price of Hanover’s common stock may decline to the extent that the current market price of that stock reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in Hanover’s business. In addition, Hanover’s business may be harmed, and the price of Hanover’s common stock may decline as a result, to the extent that customers, suppliers and others believe that Hanover cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about Hanover’s future prospects in the absence of the merger. Similarly, current and prospective employees may experience uncertainty about the future of Hanover if the merger is not completed, and the loss of those employees could adversely affect Hanover. If the merger is not completed, Hanover may not be able to attract and retain key management, marketing and technical personnel due to uncertainty about the future of Hanover, which could harm Hanover’s businesses and results. The realization of any of these risks may materially adversely affect Hanover’s business, financial results, financial condition and its stock price.
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
     Events of default under the indenture are different in some ways from the events of default under the Lease. Accordingly, even though the trustee under the indenture will be entitled to accelerate the Notes if there is an event of default under the indenture, we, as lessor under the Lease, would not be entitled to accelerate the lease payments or exercise any of its other remedies under the Lease unless there was an event of default under the Lease. If a default occurs under the indenture without a corresponding default under the Lease, then we would have no source of repayment of the Notes upon acceleration of the Notes by the trustee. Further, unless there is an event of default under the Lease, the holders of the Notes will have recourse under the Hanover guarantee only up to the maximum amount of 77.33% of the aggregate principal balance of notes outstanding, which is equal to the final rent payment under the Lease. As of December 31, 2006, unless there is an event of default under the Lease, we would have recourse under the Hanover guarantee only to the extent of approximately $103 million. As a result, we may not be able to perform our obligations under the indenture.
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
     None
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
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA OF HANOVER EQUIPMENT TRUST 2001A
     In the table below, we have presented certain financial data for the Trust. The historical financial data was derived from the Trust’s audited financial statements as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The Trust was organized under the laws of the State of Delaware and commenced business on August 2, 2001 solely for the purpose of (1) issuing the old notes and the new notes, (2) executing, delivering and performing the Operative Agreements to which it is a party and (3) using the proceeds from the issuance of the old notes and the other financing transactions to purchase the leased equipment.
     The information in this section should be read along with the Trust’s financial statements, accompanying notes and other financial information included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Rental revenue	$11,933	$29,856	$26,506	$27,064	$30,095
Interest expense on rental equipment	11,305	21,556	25,500	26,027	28,265
Debt extinguishment costs	—	7,318	—	—	—

Excess rental revenue over interest expense on rental equipment	628	982	1,006	1,037	1,830
Operating expense	84	98	120	173	917

Net income	$544	$884	$886	$864	$913

Balance Sheet Data (End of Period):
Rental equipment	$137,123	$137,123	$309,300	$309,300	$309,300
Total assets	140,993	141,030	317,940	317,915	319,386
8.50% senior secured notes due 2008	133,000	133,000	300,000	300,000	300,000
Certificate holder’s equity	4,123	4,123	9,300	9,300	9,300

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
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. The $7.3 million of costs related to the call premium for the year ended December 31, 2005 have been classified as debt extinguishment costs on the accompanying condensed consolidated statements of operations. The $7.3 million reimbursement for debt extinguishment costs we received from HCLP has been classified as rental revenue (supplemental rent) on the accompanying condensed consolidated statements of operations for the year ended December 31, 2005. As of December 31, 2006, there was approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
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
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
Revenues
     The Trust’s rental revenues decreased by $17,923,000, or approximately 60%, to $11,933,000 during the year ended December 31, 2006 from $29,856,000 during the year ended December 31, 2005. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The decrease in rental revenues is primarily due to the decrease in interest accrued on the Notes as a result of the early redemption of $167,000,000 of Notes during September 2005. Rental revenue for the year ended December 31, 2005 included the reimbursement (supplemental rent) of $7,318,000 for call premiums paid on the early redemption of $167,000,000 of the Notes. The interest rate on the Notes is fixed at 8.50% and the amount of interest accrued was $11,305,000 and $21,556,000 for the years ended December 31, 2006 and 2005. The yield to the equity certificate holder was $544,000 for the year ended December 31, 2006 and $884,000 for the year ended December 31, 2005. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.3% as of December 31, 2006 and 12.2% as of December 31, 2005). The certificate holder yield rate is calculated using the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 7.95% per year.
     In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $84,000 for the year ended December 31, 2006 and $98,000 for the year ended December 31, 2005.
Expenses
     Interest expense decreased by $10,251,000, or approximately 48%, to $11,305,000 during the year ended December 31, 2006 from $21,556,000 during the year ended December 31, 2005. The decrease resulted primarily from reduced interest expense as the result of the early redemption of $167,000,000 of the Notes in September 2005.
     Debt extinguishment costs for the year ended December 31, 2006 and 2005 was zero and $7,318,000, respectively. Debt extinguishment costs in 2005 resulted from the call premium paid in connection with the partial redemption and repayment of our 8.5% senior secured notes due 2008.
     Operating expenses decreased by $14,000, or approximately 14%, to $84,000 during the year ended December 31, 2006 from $98,000 during the year ended December 31, 2005. The decrease resulted from reduced professional fees during the year ended December 31, 2006 as compared to the year ended December 31, 2005.
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
     The Trust’s cash and cash equivalents balance at December 31, 2006 and 2005 was $0. Operating activities for the year ended December 31, 2006 provided $574,000 of cash, which was used for the payment of the yield due on the equity certificates.
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. As of December 31, 2006, there were approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
     The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $134 million and $138 million at December 31, 2006 and 2005, respectively.
     All payments that are received by the Trust under the Lease or guarantee will be applied first to the amounts due under the Notes. The payment of principal, premium, if any, and interest on the Notes are senior in right of payment to the payment in full of amounts due under the equity certificates.
     The Trust did not have the right to redeem the Notes until September 1, 2005. After September 1, 2006, the Trust may redeem the Notes, in whole or in part, if the Trust pays the redemption prices indicated below

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

	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Cash Contractual Obligations:
2001A equipment lease notes, due 2008	$133,000	$—	$133,000	$—	$—
Interest on long-term debt	19,756	11,854	7,902	—	—

Total contractual cash obligations	$152,756	$11,854	$140,902	$—	$—

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Not Applicable.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the fiscal year ended December 31, 2006. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
Item 13. Certain Relationships and Related Transactions
     None
Item 14. Principal Accountant Fees and Services
     The aggregate fees PricewaterhouseCoopers LLP billed for professional services in 2006 and 2005 were:

Type of Fees	2006	2005
	(dollars in thousands)
Audit Fees	$30	$29
Audit-Related Services	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$30	$29

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

31.1	Certification pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.**

99.1	Item 1A. Risk Factors from Hanover Compressor Company’s Form 10-K for the year ended December 31, 2006.*

*	Filed herewith

**	Furnished herewith

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

Date: March 27, 2007
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

Report of Independent Registered Public Accounting Firm
To the Trustee and the Equity Certificate Holder of
Hanover Equipment Trust 2001A:
     In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hanover Equipment Trust 2001A at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Houston, Texas
March 20, 2007

HANOVER EQUIPMENT TRUST 2001A
BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	3,870	3,907

Total current assets	3,870	3,907
Rental equipment	137,123	137,123

Total assets	$140,993	$141,030

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$55	$62
Interest payable	3,768	3,768
Equity certificate yield payable	47	77

Total current liabilities	3,870	3,907
Notes payable	133,000	133,000

Total liabilities	136,870	136,907
Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	4,123	4,123
Accumulated trust earnings	—	—

Certificate holder’s equity	4,123	4,123

Total liabilities and certificate holder’s equity	$140,993	$141,030

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Rental revenue	$11,933	$29,856	$26,506
Interest expense on rental equipment	11,305	21,556	25,500
Debt extinguishment costs	—	7,318	—

Excess rental revenue over interest expense on rental equipment	628	982	1,006
Operating expense	84	98	120

Net income	$544	$884	$886

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$544	$884	$886
Changes in assets and liabilities
Accounts receivable—rents	37	4,733	(25)
Interest payable	—	(4,732)	—
Accrued liabilities	(7)	3	17

Net cash provided by operating activities	574	888	878

Cash flows from investing activities:
Proceeds from the sale of rental equipment	—	172,177	—

Net cash provided by investing activities	—	172,177	—

Cash flows from financing activities:
Redemption of senior secured notes	—	(167,000)	—
Repayment of equity certificates	—	(5,177)	—
Equity certificates yield paid	(574)	(888)	(878)

Net cash used in financing activities	(574)	(173,065)	(878)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$11,305	$26,288	$25,500
The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001A
STATEMENTS OF CERTIFICATE HOLDER’S EQUITY
(in thousands)

Equity certificates:
Balance at December 31, 2004 and 2003	$9,300
Repayment of equity certificates	(5,177)

Balance at December 31, 2006 and 2005	$4,123

ACCUMULATED TRUST EARNINGS
Balance at December 31, 2003	$—
Net income	886
Equity certificates yield	(886)

Balance at December 31, 2004	—
Net income	884
Equity certificates yield	(884)

Balance at December 31, 2005	—
Net income	544
Equity certificates yield	(544)

Balance at December 31, 2006	$—

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
     In February 2007, Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP, entered into an Agreement and Plan Merger with Universal Compression Holdings, Inc. Consummation of the proposed merger is subject to certain conditions that are set forth in the merger agreement including regulatory approval. If the proposed merger closes, each holder of the Notes will have the right to require the Trust to repurchase the Notes at a price of 101% of the principal amount of the Notes plus accrued and unpaid interest. Pursuant to the Lease, HCLP would be required to purchase the amount of equipment necessary to generate sufficient proceeds for the Trust to purchase the respective Notes and prepay a proportionate amount of equity certificates. For more information about the terms of the merger agreement, see Hanover’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Concentrations of Credit Risk
     Financial instruments that potentially subject the Trust to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Trust’s management believes that the credit risk in temporary cash investments that it has with financial institutions is minimal. Trade accounts receivable are due from HCLP, are due on a short-term basis and are guaranteed by Hanover. The Trust does not obtain collateral for receivables. The recorded assets, obligations and operations of the Trust could be adversely affected if the Trust’s relationship with and/or the financial position of HCLP is adversely affected.
Rental Equipment

     Rental equipment consists of domestic gas compression equipment and is recorded at cost. At the time of the initial sale of the old notes, an independent appraisal firm prepared an appraisal of the rental equipment as of August 16, 2001. Due to the terms of the Lease (See Note 4), the current fair market value of the Trust assets and based on the above-described appraisal, management of the Trust believes that the Trust will recover the original cost of the equipment at the end of the Lease. As such, the Trust is not depreciating the rental equipment.
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
     Notes payable at December 31, 2006 and 2005 consisted of the following (in thousands):

Senior Secured Notes-fixed rate of 8.5% due September 1, 2008, interest payable semi-annually on March 1 and September 1	$133,000
     During September 2005, we sold to HCLP a portion of the natural gas compression equipment that they were leasing from us under the seven year operating lease for $172.2 million. We used the proceeds to redeem $167.0 million of the 8.5% senior secured notes due 2008 and to repay $5.2 million of the equity certificates. In connection with the redemption, we were required to pay $7.3 million for the premium to call the Notes. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs on the accompanying condensed consolidated statements of operations for the year ended December 31, 2005. The $7.3 million reimbursement for debt extinguishment costs we received from HCLP has been classified as rental revenue (supplemental rent) on the accompanying condensed consolidated statements of operations for the year ended December 31, 2005. As of December 31, 2006, there was approximately $137.1 million of natural gas compression equipment remaining under our seven year operating lease with HCLP.
     The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $134 million and $138 million at December 31, 2006 and 2005, respectively.
     All payments that are received by the Trust under the Lease or the guarantee will be applied first to the amounts due under the Notes. The payment of principal, premium, if any, and interest on the Notes are senior in right of payment to the payment in full of amounts due under the equity certificates.
     The Trust did not have the right to redeem the Notes until September 1, 2005. After September 1, 2006, the Trust may redeem the Notes, in whole or in part, if the Trust pays the redemption prices indicated below:

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
3. Equity Certificates
     The Trust raised approximately $9.3 million from equity certificates issued during the period from August 2, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. During September 2005 we redeemed $5.2 million of equity certificates. (See Note 2.) The equity certificate holder may receive a return of capital payments for its equity investment in the Trust, after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (13.3% and 12.2% as of December 31, 2006 and 2005, respectively) multiplied by the aggregate outstanding certificate holder contributions. As of December 31, 2006 and 2005, approximately $47,000 and $77,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment. (See Note 4.)
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
     The minimum rental payments to be received by the Trust under the Lease are estimated using interest rates and rental equipment balances applicable as of December 31, 2006, as follows (in thousands):

Period ending December 31:
2007	$11,854
2008	7,902

$19,756

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

HANOVER EQUIPMENT TRUST 2001A
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA
     The table below sets forth selected unaudited financial information for 2006 and 2005:

	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
		(in thousands)
2006:
Rental revenue	$2,976	$2,983	$2,987	$2,987
Gross profit	150	156	161	161
Net income	129	134	140	141
2005:
Rental revenue	$6,650	$6,647	$13,579	$2,980
Gross profit	275	272	281	154
Net income	244	258	256	126

EXHIBIT INDEX

Exhibit
Numbers	Description
3.1	Certificate of Trust of Hanover Equipment Trust 2001A (incorporated by reference to Exhibit 3.1 to the Trust’s Form S-4, filed with the Commission on December 21, 2001).

3.2	Amended and Restated Trust Agreement of Hanover Equipment Trust 2001A, dated as of August 30, 2001, between General Electric Capital Corporation, as Certificate Holder, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 3.2 to Form S-4 filed with the Commission on December 21, 2001).

4.1	Indenture, dated as of August 30, 2001, between Hanover Equipment Trust 2001A, the Hanover Guarantors parties thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent, with respect to the 8.50% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.69 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.2	Exchange and Registration Rights Agreement with respect to the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment Trust 2001A, Hanover Compressor Company, certain Guarantors party thereto, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Salomon Smith Barney, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.3	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, as Lessee, Hanover Equipment Trust 2001A, as Lessor, General Electric Capital Corporation, as Certificate Holders, certain Guarantors party thereto, Wilmington Trust FSB, as Indenture Trustee, Collateral Agent under the Indenture, and in its individual capacity, only to the extent expressly set forth therein, and Wilmington Trust Company, in its individual capacity, only to the extent expressly set forth therein (incorporated by reference to Exhibit 10.66 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.4	Annex A to Participation Agreement and other Operative Agreements, containing certain Rules of Usage and Definitions (incorporated by reference to Exhibit 4.4 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A, as Lessor, and Hanover Compression Limited Partnership, as Lessee (incorporated by reference to Exhibit 10.64 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.6	Guarantee, dated as of August 31, 2001, made by Hanover Compression Limited Partnership, Hanover Compressor Company, certain Guarantors party thereto, and certain Beneficiaries party thereto (incorporated by reference to Exhibit 10.65 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.7	Security Agreement, dated as of August 31, 2001, made by Hanover Equipment Trust 2001A in favor of Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.67 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.8	Assignment of Lease, Rents and Guarantee, dated as of August 31, 2001, from Hanover Equipment Trust 2001A to Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.68 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.9	Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee dated as of September 29, 2004, incorporated by reference to Exhibit 4.9 to Hanover Equipment Trust 2001A’s Current Report on Form 8-K filed with the SEC on October 4, 2004.

31.1	Certification pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.**

99.1	Item 1A. Risk Factors from Hanover Compressor Company’s Form 10-K for the year ended December 31, 2006.*

*	Filed herewith

**	Furnished herewith