Form 10-Q
period 2007-06-30
HANOVER EQUIPMENT TRUST 2001A
filed 2007-08-13
CIK 1163674

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
Large accelerated filer ☐            Accelerated filer ☐             Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2007, no common equity securities of Hanover Equipment Trust 2001A (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER EQUIPMENT TRUST 2001A
CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	3,863	3,870

Total current assets	3,863	3,870
Rental equipment	137,123	137,123

Total assets	$140,986	$140,993

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$49	$55
Interest payable	3,768	3,768
Equity certificate yield payable	46	47

Total current liabilities	3,863	3,870
Notes payable	133,000	133,000

Total liabilities	136,863	136,870

Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	4,123	4,123
Accumulated trust earnings	—	—

Certificate holder’s equity	4,123	4,123

Total liabilities and certificate holder’s equity	$140,986	$140,993

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001A
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental revenue	$2,981	$2,983	$5,971	$5,959
Interest expense on rental equipment	2,827	2,827	5,653	5,653

Excess rental revenue over interest expense on rental equipment	154	156	318	306
Operating expense	17	22	44	43

Net income	$137	$134	$274	$263

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001A
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$274	$263
Changes in assets and liabilities
Accounts receivable—rents	7	47
Accrued liabilities	(6)	(15)

Net cash provided by operating activities	275	295

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Equity certificates yield paid	(275)	(295)

Net cash used in financing activities	(275)	(295)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

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
Proposed Merger by Hanover
On February 5, 2007, Hanover entered into an Agreement and Plan Merger with Universal Compression Holdings, Inc., a Delaware corporation (“Universal”), Exterran Holdings, Inc. (formerly known as Iliad Holdings, Inc.), a Delaware corporation and a wholly owned subsidiary of Universal (“Exterran”), and two wholly-owned subsidiaries of Exterran. If the transactions contemplated by the merger agreement are consummated, Hanover and Universal will become wholly owned subsidiaries of Exterran, and the stockholders of Hanover and Universal will become stockholders of Exterran. Although the proposed business combination is a merger of equals, it was determined that Hanover will be the acquirer for accounting purposes.
Hanover and Universal have each made customary representations, warranties and covenants in the merger agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the merger agreement and the consummation of the mergers and covenants not to engage in certain kinds of transactions during that period. Hanover agreed with Universal to certain exceptions to the limitations contained in these covenants, including (1) permitting us to redeem Hanover’s 7.25% Convertible Junior Subordinated Debentures due 2029 and (2) commencing on September 1, 2007, permitting us to repurchase in the open market up to $100 million aggregate principal amount of Hanover’s outstanding 4.75% Convertible Senior Notes due 2008, subject to certain limitations. In addition, Hanover and Universal have made certain additional customary covenants to one another, including, among others, covenants, subject to certain exceptions, (A) not to solicit proposals relating to alternative business combination transactions, (B) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (C) to cause stockholder meetings to be held to consider approval of the mergers and the other transactions contemplated by the merger agreement and (D) for the respective Boards of Directors to recommend adoption of the merger agreement by the respective stockholders.
Investors are cautioned that the representations, warranties and covenants included in the merger agreement were made by Hanover and Universal to each other. These representations, warranties and covenants were made as of specific dates and only for purposes of the merger agreement and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in confidential disclosure schedules that the parties exchanged in connection with the execution of the agreement. In addition, the representations and warranties may have been included in the merger agreement for the purpose of allocating risk between us and Universal, rather than to establish matters as facts. The merger agreement is described in Hanover’s Form 10-K for the year ended December 31, 2006, and an amendment to the merger agreement dated June 25, 2007 is described in Hanover’s Form 8-K filed June 25, 2007. The merger agreement has been filed with the SEC only to provide investors with information regarding its terms and conditions, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the mergers, not to provide any other factual information regarding Hanover, Universal or Hanover’s respective businesses or the actual conduct of Hanover’s respective businesses during the pendency of the merger agreement. Investors are not third-party beneficiaries under the merger agreement and should not rely on the representations and warranties in the merger agreement as characterizations of the actual state of facts about us or Universal. Furthermore, investors should not rely on the covenants in the merger agreement as actual limitations on Hanover’s business, because Hanover may take certain actions that are either expressly permitted in the confidential disclosure letters to the merger agreement or as otherwise consented to by Universal, which consent may be given without prior notice to the public.
The proposed merger will constitute a change of control under the 2001A and 2001B equipment lease notes. Within thirty days of a change of control, the equipment trusts (with funds supplied by Hanover) must make an offer to the noteholders to purchase the notes at 101% of the outstanding principal amount of the notes and related minority interest obligations plus accrued interest to the purchase date unless the obligations of the equipment trusts have been earlier satisfied and discharged. Hanover anticipates that it will satisfy and discharge the obligations of the Trust prior to expiration of the thirty day purchase period if a change of control occurs as a result of the proposed merger. Hanover does not expect that the proposed merger will constitute a change of control under the provisions of any of its other debt obligations.
The merger agreement has been unanimously approved by both companies’ boards of directors and Exterran filed a joint proxy statement/prospectus on Form S-4 relating to the proposed merger and other annual meeting matters of each of Hanover and Universal with the Securities and Exchange Commission that was declared effective on July 10, 2007. During the second quarter, both companies received notice that the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to their proposed merger has been terminated. Termination of the waiting period satisfies a condition to the closing of the merger. Both companies’ shareholders of record as of June 28, 2007 will be asked to vote on the proposed merger at their respective annual shareholders’ meetings on August 16, 2007. Hanover expects that the merger will proceed with a closing within the third quarter of 2007.
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
Notes payable at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

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
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of the Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $133 million and $134 million at June 30, 2007 and December 31, 2006, respectively .
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
4. Equity Certificates
The Trust raised approximately $9.3 million from equity certificates issued during the period from August 2, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. During September 2005 we redeemed $5.2 million of equity certificates. The equity certificate holder may receive a return of capital payment for its equity investment in the Trust, after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (13.3% as of June 30, 2007 and December 31, 2006) multiplied by the aggregate outstanding certificate holder contributions. As of June 30, 2007 and December 31, 2006, approximately $46,000 and $47,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment.
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
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001A (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward-looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2006, and in subsequent filings by Hanover with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:
•	Hanover and HCLP operate in a highly competitive industry that includes competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by Hanover and HCLP’s competitors;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations (in countries including but not limited to Italy, Argentina and Venezuela) and changes in interest rates;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with the financial and other covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations which if not cured or waived could have a material adverse effect on Hanover and/or HCLP and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to timely and cost-effectively execute projects in international operating environments, which includes certain inherent risks in their international business activities including the following:

•	unexpected changes in regulatory requirements,

•	tariffs and other trade barriers that may restrict their ability to enter into new markets,

•	governmental actions that result in the deprivation of contract rights,

•	changes in political and economic conditions in the countries in which they operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to their operations in Nigeria,

•	potentially adverse tax consequences,

•	restrictions on repatriation of earnings or expropriation of property without fair compensation,

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries, and

•	the burden of complying with the various laws and regulations in the countries in which they operate;
•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover’s or HCLP’s inability to generate the substantial amount of capital needed to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP have a substantial amount of debt, including under their compression equipment lease obligations, that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions and as a result of having a significant amount of leverage as compared to their total capitalization which could result in a change made in their credit rating or other adverse consequences if Hanover and HCLP do not decrease their leverage;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover or HCLP’s inability to generate the significant amount of cash needed to service their debt, to fund working capital and to pay their debts when they become due;

•	Hanover’s or HCLP’s future ability to refinance existing or incur additional indebtedness to fund Hanover’s and HCLP’s businesses;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their natural gas operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	risks associated with any significant failure or malfunction of Hanover and HCLP’s enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	changes in federal bankruptcy or tax laws, comparable state laws or accounting principles; and

•	Hanover’s ability to consummate the proposed merger with Universal Compression Holdings, Inc.
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
The assets and source of revenue available to repay the Notes and satisfy the claims of holders of the Notes are limited, as the Trust has no assets other than its interests in the equipment leased to HCLP, and no source of revenue other than the payments under the Lease and the Hanover and HCLP guarantees. The Notes are obligations of the Trust only, and are not obligations of Hanover, HCLP or the Trustee. The Trust has no officers, directors or employees. The Trustee relies on receiving accurate information, reports and other representations from Hanover and HCLP in the ordinary course of its duties as Trustee. For information about Hanover and HCLP, the holders of the Notes are directed to Hanover’s Annual Report on Form 10-K and other reports and information that Hanover or HCLP has filed, or will file, with the SEC under the Securities Exchange Act of 1934. In executing and submitting this report on behalf of the Trust and with respect to David A. Vanaskey, Jr. in executing the Certifications relating to this report, the Trustee and David A. Vanaskey, Jr. have relied upon the accuracy of such reports, information and representations of Hanover and HCLP.
Proposed Merger by Hanover
As discussed in Note 1 to the Consolidated Financial Statements, “Basis of Presentation — Proposed Merger by Hanover,” on February 5, 2007, Hanover and Universal announced they entered into a definitive merger agreement. The merger agreement has been unanimously approved by both companies’ Boards of Directors and Hanover remains optimistic that the merger will proceed and expects a closing within the third quarter of 2007. Completion of the merger is subject to certain conditions that are set forth in the merger agreement, including the approval of shareholders of both companies. For more information regarding the proposed merger and the terms of the merger agreement, please see Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
Revenues
The Trust’s rental revenues decreased by $2,000 to $2,981,000 during the three months ended June 30, 2007 from $2,983,000 during the three months ended June 30, 2006. The Trust’s rental revenue is based primarily on the interest accrued on Notes and the yield payable to the equity certificate holder. The interest rate on the Notes is fixed at 8.50% and the amount of interest accrued was $2,827,000 for the three months ended June 30, 2007 and June 30, 2006. The yield to the equity certificate holder was $137,000 for the three months ended June 30, 2007 and $134,000 for the three months ended June 30, 2006. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.3% as of June 30, 2007 and 13.1% as of June 30, 2006). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 7.95% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $17,000 for the three months ended June 30, 2007 and $22,000 for the three months ended June 30, 2006.
Expenses
Operating expenses decreased by $5,000 or approximately 23% to $17,000 during the three months ended June 30, 2007 from $22,000 during the three months ended June 30, 2006. The decrease resulted from reduced professional fees during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
Revenues
The Trust’s rental revenues increased by $12,000 to $5,971,000 during the six months ended June 30, 2007 from $5,959,000 during the six months ended June 30, 2006. The Trust’s rental revenue is based primarily on the interest accrued on Notes and the yield payable to the equity certificate holder. The interest rate on the Notes is fixed at 8.50% and the amount of interest accrued was $5,653,000 for the six months ended June 30, 2007 and June 30, 2006. The yield to the equity certificate holder was $274,000 for the six months ended June 30, 2007 and $263,000 for the six months ended June 30, 2006. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.3% as of June 30, 2007 and 13.1% as of June 30, 2006). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 7.95% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $44,000 for the six months ended June 30, 2007 and $43,000 for the six months ended June 30, 2006.
Expenses
Operating expenses increased by $1,000 to $44,000 during the six months ended June 30, 2007 from $43,000 during the six months ended June 30, 2006. The increase resulted from higher professional fees during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

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
The Trust’s cash and cash equivalents balance at June 30, 2007 and December 31, 2006 was $0. Operating activities for the six months ended June 30, 2007 provided $275,000, which was used for the payment of the equity certificates yield due.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 77.33% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $133 million and $134 million at June 30, 2007 and December 31, 2006, respectively.
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
Item 4. Controls and Procedures
Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal control over financial reporting during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Trustee evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on the evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP.

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
Date: August 13, 2007

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